Form 10KSB
period 2005-10-31
MAJOR CREATIONS INC
filed 2006-01-30
CIK 1316578

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-122870

MAJOR CREATIONS INCORPORATED

(Exact name of registrant as specified in its charter)

NEVADA	98-0420577
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (780) 970-0996

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __Yes_X_No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_  No ___

Net revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $95,000, as of January 20, 2006.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTSY PROCEEDINGS DURING THE PAST 5 YEARS)_

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.

YES__________   NO_________   Not applicable

(APPLICABLE ONLY TO COROPRATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

Number of common voting shares outstanding as of January 20, 2006:  5,100,000

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

DOCUMENTS INCORPORATED BY REFERENCE – FORM SB-2 Registration Statement, Amendment No. 4 filed on November 15, 2005, SEC File Number 333-122870.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Major Creations Incorporated (referred to in this prospectus as “Major Creations”, “us”, “we” and “our”) was incorporated on February 5, 2004, in the State of Nevada.  Our principal executive offices are located at 57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7.  Our telephone number is (780) 970-0996.  Our company’s fiscal year end is October 31.

We have commenced very limited operations and we currently have no business revenue and no significant assets.  Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since incorporation, we have been in the developmental stage. Our initial operations with respect to our business plan commenced subsequent to our 2005 fiscal year, concurrent with the completion of our public offering.

Prior to the offering, our principal activities consisted of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On November 15, 2005 our registration statement on Form SB-2 was declared effective enabling a registered offering of a maximum of 950,000 common shares at a price of $0.10 per share. On December 31, 2005, subsequent to our fiscal year end, we accepted subscriptions for 950,000 shares from 40 investors, raising a total of $95,000. At present, our common shares are not posted for trading or listed on any exchange. 4,150,000 of 5,100,000 outstanding common shares are currently held by our officers and directors.

Our business is the sale of new, small diesel tractors which we have modified to have a vintage styled appearance.  In order to carry out our business we will purchase name-brand compact tractors that are either fully assembled, or require minimal assembly and then we will modify the unit to reflect the appearance of an early 20th century tractor.

This will be accomplished by taking the standard, modern tractor and, without touching the mechanical workings, making several external modifications.  We will change the metal work of the tractor in order to modify the outward appearance of the exhaust system, air intake, hood and fenders.  We also plan to replace the standard wheels with spoke wheels.  By using a modern tractor retro-fitted to have a “vintage” appearance, we will be retaining the comfort, gauges, reliability and controls of the modern compact tractor, while appealing to the consumer who enjoys the esthetic appearance of an antique.

We have not had any discussions or plans to acquire or merge with any other business or company.

Principal Products and Services

Our principal product is our modified small diesel compact tractors, which are slightly larger than a standard riding lawn mower.  They will contain 16 to 45 horse power motors. The tractors will typically have a 3-point hitch.  Various possible attachments, which would include finishing mower, cultivator, rotary tiller, disc, small plow, cedar spreader, landscape rake, flail mower, scraper blade, dozer blade, small backhoe, wood chipper or log splitter, will be available by special order.

The Market

We are planning to market our tractors to acreage dwellers and hobby farmers living on midsize and large acreages, or estates that surround the cities of Central Alberta.  The tractors will be useful for irrigation trenching, phone and power digging and landscaping.

Competition and Competitive Strategy

As a start-up company our competitive position within the industry will be very poor.  The challenge before us will be to build our business from nothing and establish ourselves as a viable operation.

At present there are numerous dealers selling new lawn and garden compact tractors and mowers.  Moreover, several individuals in Western Canada are restoring antique tractors to running condition. However, we have been unable to find any company that is currently supplying new tractors and retro-fitting them to provide an antique look.  We believe this will be a niche market as the users will get all the comfort and convenience of a new tractor while having the sought after look of an antique.

Distribution

We plan on displaying our tractors at farm rodeos, farm shows and parades as our main thrust of promotion.  We also plan to use our website to increase the public’s awareness of our product. Our website will not process orders, but will provide product and contact information only. We plan on selling our product factory on board our facilities, thus shipping costs would be the responsibility of our customer. We will however provide our services to facilitate the delivery requirements of the purchaser.

Sources and Availability of Products and Supplies

We have identified numerous suppliers, both locally and internationally, who have appropriate tractors for our business purposes.

Local suppliers in central Alberta would be costly, but have suitable product available on site. One advantage of dealing with a local supplier is the quick turnaround of our inventory.  Since we would be purchasing the tractor only as a specific order is received, no extra inventory would be kept in stock.  Unfortunately, it would mean we would have to accept the models available in stock. Purchase prices would likely be higher compared to volume purchases.

Custom made tractor suppliers in the United States are willing to supply tractors either singly or by volume purchase with a pick-up option for better pricing.  We would then be able to order according to customer specifications. We also anticipate the cost price would be lower due to an increased number of distributors from which to choose.

Most cost effective of all is to import a container load of tractors direct from the manufacturers in China.  This option means we would have to carry at least four units in inventory, requiring that we speculate on future sales.

Our directors will do all the modifications themselves initially.  We intend to choose one of the several possible local machine shops to provide spoke wheels.

Dependence on One or a Few Major Customers

Since we are targeting individual residential acreage dwellers, we will not be dependant on a few major customers.  We do not intend to market our product to dealers at this time.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  Major Creations has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

At present Major Creations does not hold any intellectual property, nor does it anticipate any such need in the foreseeable future.

Government Controls and Approvals

All of the products being offered for sale will be purchased from reputable wholesale distributors and manufacturers and will carry all necessary government and industry standard approvals.  Any modifications that we make will not require any approvals.  We do not intend to sell products that are restricted or regulated in Canada.

Existing or Probable Government Regulations

There are no types of government regulations existing nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Research and Development Activities and Costs

 Major Creations has not incurred any costs to date and has no plans to undertake any research and development activities during the first year of operation.

 Compliance With Environmental Laws

We believe there are no existing or contemplated environmental laws that will impact our business specifically since we will only alter the appearance of the tractors, not the mechanical functionality or emissions systems

Employees

We have no employees at present. Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient and reliable revenue streams from our operations.  Since our product is not labor intensive while we are in the development phase, our officers and directors plan to complete all necessary tasks themselves leading up to positive cash flow. We do not expect to hire any employees within the first year of operation.

Mr. William Major has experience both modifying and manufacturing farm equipment.  He has modified lawn and garden tractors in the past.  Mr. Stanley Major has designed and manufactured boat and utility trailers as a hobby.  He has experience in automotive mechanics and welding. Additionally, we have allocated $5,000 in our budget for consultation.  Should we experience technical difficulty in the modification process, we will then be able to access the knowledge of industry experts.

Our President and Board Members presently devote only a portion of their time to the operation of our business (See Item 10).

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or risks that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We have a limited operating history.

We have a limited operating history and must be considered as being in the development stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

We may require significant additional financing before our products may be marketed and sold successfully and profitably.

We have only recently raised $95,000 and we anticipate that this amount will only be sufficient to fund our proposed operations for approximately the next 12 months. Accordingly, our ability to continue to sell our products and services to potential customers will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. We have limited financial resources and to date and no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Major Creations’ Business Model may not be Sufficient to Ensure Major Creations’ Success in its Intended Market

Major Creations’ survival is dependent upon the market acceptance of a single product.  Should this product line be too narrowly focused or should the target market not be as responsive as Major Creations anticipates, Major Creations will not have in place alternate products it can offer to ensure its survival.

Volume of Sales May be Insufficient or Untimely and Cause our Margins to Decrease which May Result in Insufficient Cash Flow to Meet our Commitments

Our working capital will be extremely limited. It will be necessary to have sufficient volume of sales to cover our ongoing overhead expenses.

Lack of Purchasing Power May Have a Negative Impact on Our Revenues

 Our cost to buy the tractors as well as the terms of payment will be impacted based on volume of purchases made.  If we are unable to purchase more than one tractor at a time, our buying power will be restricted and our purchase price per unit will increase.

If we are unable to purchase our inventory in sufficient volume to give adequate gross profit margins, then we may have insufficient cash flow to meet cash commitments in a timely manner.  In such event, our company may have to request extended terms of payment to our suppliers at a higher cost.  This could significantly impact our profitability in a negative manner, resulting in insufficient cash flow to meet our commitments.

Our products may not gain commercial market acceptance.

Whether or not our product gains market acceptance in our target market, as well as the degree of market acceptance, depends on a number of factors such as:

- cost-effectiveness

- appearance and functionality

- additional perceived benefit or desirability

- marketing, support and feedback for the product

If our services do not achieve significant market acceptance, our business, financial condition and results of operations will be harmed.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.

Presently the officers and directors of the Company allocate only a portion of their time to the operation of our business.

If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Amisano Hanson, Chartered Accountants, state in their audit report, dated January 18, 2006 that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Difficulty For Our Stockholders to Resell Their Stock Due to a Lack of Public Trading Market

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

"Penny Stock" Rules may restrict the market for the Company's shares

Should we be successful in obtaining a trading symbol, our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Our management currently controls our Company and thus you will most likely not be able to influence the control of Major through elections to the Board of Directors.

Our management, collectively, owns more than 81% of our total issued and outstanding shares of common stock. Therefore, our management will continue to retain control of our Company.

ITEM  2.     DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind.  At present we are operating from our principal office that is located within the offices of our Secretary and Treasurer, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.  When we commence our operations, we plan on initially manufacturing our product in shop facilities owned by the President, who will also provide this space free of charge.

We do not have any plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held a stockholders meeting, or submitted matters to a vote of stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Of the 5,100,000 shares of common stock outstanding as of January 20, 2006, 4,150,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares became available for resale to the public on March 31, 2005 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 31,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At January 20, 2006, there were 43 holders of record.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock currently is not traded on any stock exchange or quoted on any stock quotation system. We are currently in the process of attempting to obtain approval to have our shares posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned.

Once a trading symbol is assigned, quotations on the OTCBB will reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

On November 15, 2005, Major Creations’ registration statement on Form SB-2 became effective and on November 17, 2005, Major Creations commenced the offering of 950,000 shares of its common stock for $95,000, pursuant to such registration statement. The commission file number assigned to the registration statement is 333-122870.  A total of forty (40) persons subscribed for our shares at the offering price of $0.10 per share and all 950,000 shares of the offering were subscribed for with total proceeds of $95,000. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report. See Item 1 “Description of Business” and Item 6 “Plan of Operation”.

Following is the use of proceeds for actual expenses incurred for our account from November 17, 2005 to January 20, 2006 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal	0	$2,000
Transfer agent	0	$1,400

The costs of the offering described above were paid directly from existing working capital.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal	0	$142
Marketing and Promotion	$1,172	$6,853
Administration	0	$101

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $.001 par value.  At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

Dividends

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.

ITEM 6.     MANAGEMENT’S PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

During the month of December 2005 we raised $95,000 from the sale of 950,000 common shares under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $95,000 into our treasury allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months.

Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; and our SB-2 Registration Statement, Amendment 4, filed on November 15, 2005.

Because we just completed the sale of our common shares, we are now only in a position to fully implement our business plan. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

We are a development stage company with no operations, no revenue, no financial backing and few assets.  Even though we are inadvertently classified as a shell company as defined in Rule 12b-2, we believe that we are not a shell in that we are continuing to carry out our business plan.  We anticipate that we will commence revenues by our year end.

Our plan of operations is to establish ourselves as a company that retails vintage styled compact tractors.  We plan to modify new compact tractors to have an early 20th century appearance by retro fitting the exhaust system, air intake system, hood and fenders as well as replacing the wheels with spoke wheels.

During the first stages of our growth, our officers and directors will provide all the labor required at no charge to produce a sample model and implement our business plan. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for all labor required to produce and market our product for at least the first year of operations.  Management has no intention of hiring any employees during the first year of operations.

How long we can continue to satisfy its cash requirements, and whether we will require additional funding for the next twelve months from the date hereof is dependent on how quickly we can generate revenue to cover our ongoing expenses.  We believe we are well positioned to meet our financial obligations for the next 12 months and pursue our plan of operations, and begin collecting revenues from operations within the next six months.

During our first year of operations, we will concentrate our efforts exclusively on building our client base in the numerous cities within the central region of the Province of Alberta. As we gain experience, and develop sufficient revenue from sales, we may consider expanding our business within the entire region of Alberta and possibly to other locations within Western Canada.  At present, we have no plans to move outside of Canada.

We intend to design and build an information website within the next 2 months. The website will provide basic information about the product we are offering. It will give us exposure to the general marketplace.  The website will have the facility for prospective customers to contact us with questions and inquiries, but will not be designed to process orders.  Initially, we anticipate the website development will cost approximately $4,000.

We are presently evaluating certain potential domain names, all of which contain the word ‘Major Creations’.  After a decision has been made regarding a domain name, registration of our website domain name will be implemented.  Web server space will be contracted from a local Internet Service Provider (ISP), which has not yet been chosen.  Together with telephone installation and hook-up costs, we expect to spend $1,500 on these set up costs.

We have already commenced development of our marketing and promotion materials, including a company logo. In addition to the website, we will begin to market our products using promotional brochures and information bulletins. Our directors will attend farm and garden shows as well as local parades. The information brochures and bulletins should be ready for distribution by the end of April 2006.  We anticipate spending between $8,000 and $10,000 of our marketing and promotional budget and between $1,000 and $5,000 of our travel and accommodation budget for these activities.

We have purchased some basic stationery and office supplies, such as business cards, and expect to purchase computer equipment within 12 months.  Until then, we will utilize the personal computer and office equipment of the directors.

We have already purchased a used garden tractor and a mower to develop possible modifications that would give our future product a strong vintage appearance.  At the present time, we are using scrap materials and equipment that the directors have in their shops. During the April and May, we plan to complete preparation of our sample tractor as a marketing and selling tool. We believe we will need to spend approximately $1,000 for modifications and $2,000 to $3,000 for tools.

As soon as we receive our first order, we will purchase the required tractor from a local supplier.  It will be chosen in accordance with the motor specifications of the customer, and anticipate it will cost approximately $7,000.  We plan on incurring approximately an additional $1,000 on metal work, supplies, and modifications.

For the first year of operation, rather than purchase necessary tools and materials, it is our intention to have the wheel modification done in a machine shop.  There are numerous machining and fabrication shops in the area, but we have not entered into an agreement with any of them at this time.  We believe that will cost $250 per set.

The finishing touch will include an emblem secured in each side of the tractor for an approximate cost of $50 each.

Expenditures

The following table indicates our intended use of proceeds from the recently closed offering over the next 12 months:

Legal and Accounting Marketing and Promotion Tools Inventory Supplies and Materials Travel and Accommodation Computer and Office Website Development Consulting Miscellaneous Administration Total	10,000 15,000 5,000 35,000 7,000 7,000 5,000 5,000 5,000 1,000 $95,000

The above expenditure items are defined as follows:

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents

Marketing and Promotion:  This item refers to the cost of a basic marketing campaign and the provision of product information to our potential customers.  This could include direct marketing as well as local newspapers.  It will also include marketing our product through farm-specific trade shows, parades and rodeos.

Tools:  This expense covers the cost of purchasing tools that will be required to effectively do modifications to the tractors.

Inventory:  $35,000 will allow us to purchase eight (8) tractors for the purpose of sale after our modifications are completed.  It also includes the cost of producing one (1) sample unit for marketing purposes.

Supplies and Materials: This expense refers to materials we require to modify the appearance of an inventory of eight (8) tractors in preparation for sale.  This item includes the costs to have spoke wheels manufactured for us during the first year of operations.

Travel and Accommodations:  This expenditure includes travel costs incurred promoting our product at various parades, rodeos, and farm trade shows.

Computer and Office:  This expenditure refers to items such as a computer, office software, photocopier, fax machine, telephone system, filing cabinets and other similar office equipment.  It also includes paper, pens, and all other office supplies.

Website Development:  This expense is the cost associated with development of our website. The website will be used as one means to promote our product.  Preliminary website development will begin as funds are available.

Consulting:  This expense refers to the cost of consulting with industry experts.  It will include the cost of technical support we may require to manufacture our product.

Miscellaneous Administration:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any major research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

We believe we have sufficient cash resources to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At October 31, 2005, we had working capital of $1,411, compared to working capital of $16,475 at October 31, 2004. At October 31, 2005, our total assets consisted solely of cash of $5,811. This compares with total assets at October 31, 2004 consisting solely of $17,975 in cash.

At October 31, 2005, our total current liabilities, all accounts payable, increased to $4,400 from $1,500 at October 31, 2004.

Subsequent to the fiscal year end, we raised $95,000 from the sale of common shares.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

Results of Operations

Our company posted losses of $15,064 for the year ended October 31, 2005 compared to $7,025 for the prior period from our incorporation on February 5, 2004 to October 31, 2004. From inception to October 31, 2005 we have incurred losses of $22,089. The principal component of losses in 2005 was professional fees of $14,600, and office and administration expenses of $464.

As of the date of this report, our net cash balance is approximately $76,000. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not believe that we are subject to any seasonal trends. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page 16 of this Form 10-KSB, and include:

- report of independent accountants;

-balance sheets as of October 31, 2005 and October 31, 2004;

-statements of operations, cash flows and stockholders’ equity for the twelve (12) month period ended

   October 31, 2005 and from February 5, 2004 to October 31, 2004 as well as from February 5, 2004 to October 31, 2005; and

-notes to the financial statements.

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

October 31, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Major Creations Incorporated

(A Development Stage Company)

We have audited the accompanying balance sheets of Major Creations Incorporated (A Development Stage Company) as of October 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the year ended October 31, 2005 and the periods February 5, 2004 (Date of Inception) to October 31, 2004 and 2005.  These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Major Creations Incorporated as of October 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended October 31, 2005 and the periods February 5, 2004 (Date of Inception) to October 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the financial statements, the company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
January 18, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

October 31, 2005 and 2004

(Stated in US Dollars)

ASSETS		2005	2004

Current
Cash		$ 5,811	$ 17,975

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 4,400	$ 1,500

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
4,150,000	common shares (2004: 4,150,000)	4,150	4,150
Additional paid-in capital		19,350	19,350
Deficit accumulated during the development stage		(22,089)	(7,025)

		1,411	16,475

		$ 5,811	$ 17,975

Nature and Continuance of Operations – Note 1

Commitment – Note 6

Subsequent Event – Note 7

SEE ACCOMPANYING NOTES

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

for the year ended October 31, 2005 and

for the period from February 5, 2004 (Date of Inception) to

October 31, 2005 and 2004

(Stated in U.S. Dollars)

		February 5	February 5
		2004	2004
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	October 31	October 31	October 31
	2005	2004	2005

Expenses
Advertising and promotion	$ -	$ 898	$ 898
Office and administration	464	63	527
Organizational costs	-	1,189	1,189
Professional fees	14,600	1,500	16,100
Supplies and materials	-	3,375	3,375

Net loss for the period	$ 15,064	$ 7,025	$ 22,089

Basic and diluted loss per share	$ 0.00	$ 0.00

Weighted average shares outstanding	4,150,000	3,705,720

SEE ACCOMPANYING NOTES

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the year ended October 31, 2005 and

for the period February 5, 2004 (Date of Inception) to October 31, 2005 and 2004

(Stated in U.S. Dollars)

		February 5	February 5
		2004	2004
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	October 31	October 31	October 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$ (15,064)	$ (7,025)	$ (22,089)
Adjustments to reconcile net loss to cash used by operating activities
Accounts payable and accrued liabilities	2,900	1,500	4,400

Net cash used in Operating Activities	(12,164)	(5,525)	(17,689)

Cash flows from Financing Activities
Issuance of common shares	-	23,500	23,500

Net cash provided by Financing Activities	-	23,500	23,500

Increase (decrease) in cash during the period	(12,164)	17,975	5,811

Cash, balance at beginning of period	17,975	-	-

Cash, balance at end of period	$ 5,811	$ 17,975	$ 5,811

SEE ACCOMPANYING NOTES

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from February 5, 2004 (Date of Inception) to October 31, 2005

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.001	2,000,000	$ 2,000	$ -	$ -	$ 2,000
– at $0.01	2,150,000	2,150	19,350	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	4,150,000	4,150	19,350	(7,025)	16,475
Net loss for the year	-	-	-	(15,064)	(15,064)

Balance, October 31, 2005	4,150,000	$ 4,150	$ 19,350	$ (22,089)	$ 1,411

SEE ACCOMPANYING NOTES

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2005 and 2004

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004.  The Company’s year end is October 31.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a retailer of “vintage styled” small diesel compact tractors.

Based upon the Company’s business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $22,089 for the period from inception, February 5, 2004 to October 31, 2005 and has not yet attained profitable operations.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares.

Note 2

Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Organizational and Start-Up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

c)

Income Taxes

The Company has adopted SFAS 109.  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At October 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

e)

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

f)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Note 3

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On February 5, 2004, the Company issued 2,000,000 shares of common stock at $0.001 per share for cash totalling $2,000.

On March 31, 2004, the Company issued 2,150,000 shares of common stock at $0.01 per share for cash totalling $21,500.

Note 4

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	2005	2004

Deferred tax assets
Non-capital loss carryforward	$ 3,313	$ 1,054
Valuation allowance for deferred tax asset	(3,313)	(1,054)

	$ -	$ -

The amount taking into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At October 31, 2005, the Company has accumulated a non-capital loss of $22,089, which is available to reduce taxable income in future taxation years.  This loss expires beginning in 2024.

Note 5

Related Party Transactions

During the period February 5, 2004 (Date of Inception) to October 31, 2004, the Company issued 4,150,000 shares of common stock for $23,500 to directors of the Company.

Note 6

Commitment

By agreement dated November 15, 2004 the Company will incur legal services to have their SB-2 prepared and filed with the United States Securities and Exchange Commission.  As consideration for these services the Company shall pay the following fees:

i)

$2,500 upon execution of the agreement (paid);

ii)

$2,000 upon completion and filing of the SB-2 Registration Statement (paid); and

iii)

$2,000 upon the effective date of the SB-2 Registration statement.

Note 7

Subsequent Event

Subsequent to October 31, 2005, the Company accepted share subscriptions for 950,000 shares of its common stock at $0.10 per share for proceeds totalling $95,000, under a registration statement effective November 15, 2005 as filed with the Securities and Exchange Commission.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  Controls and procedures

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information

None

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Stanley Major

  51

Director, President

William Major

                88

Director, Secretary, Treasurer

Terrance Major

  21

Director

Stanley Major, President, Member of the Board of Directors

Mr. Stanley Major has served as the Company’s President and a Director since incorporation on February 5, 2004. He also served as Secretary and Treasurer from February 5, to March 31, 2004.

Mr. Major has worked as a telecommunication technician for Telus Communications Inc. (formerly Alberta Government Telephones) for the past 31 years. Telus is a full service telecommunications company providing residential and commercial services in Canada. He attended the Northern Alberta School of Technology in Edmonton Alberta from 1972 – 1974.  He graduated with a Certificate in the Proficiency in Technology of Communications.

Mr. Stanley Major is to spend up to 30 hours a week of his time upon commencement of our operations, and as much as 40 hours a week during the critical first 6 months of operation.

William Major, Secretary and Treasurer, Member of the Board of Directors

Mr. William Major has served as Major Creations’ Secretary and Treasurer and a Director since March 31, 2004. He retired in 1992. Previously, he owned and operated several privately held businesses and worked in several trades. He completed 9 trade certificates in the areas of mechanics, engines and welding.  He also completed a number of courses from the Northern Alberta School of Technology in mechanical drawing, blue prints, general management and mechanics.

Mr. W. Major has experience in building machinery from scratch.  Over the past fifty years, he has built several pieces of farm equipment including tractors, plows, cultivators, and spades.

Mr. William Major is prepared to spend up to 20 hours a week of his time upon commencement of our operations.

Terence Major, Member of the Board of Directors

Mr. Terence Major has been serving as a member of the Board of Directors since March 31, 2004. Since March 2004, Terence has been employed in general mechanical maintenance with a logging truck operation in Alberta.  From September 2001 until March 2004, he worked as a welder and machinist for a fabricating shop and mining equipment forge located in Alberta.

Mr. Terence Major is prepared to spend up to 30 hours a week of his time upon commencement of our operations.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert on our Board of Directors.

Family Relationships

William Major is the father of Stanley Major.

Stanley Major is the father of Terrance Major.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended October 31, 2005, filing delinquencies were as follows:

Insider	Filing	Due Date	Filing Date
Stanley Major	Form 3	November 15, 2005	January 25, 2006
William Major	Form 3	November 15, 2005	None
Terrance Major	Form 3	November 15, 2005	None

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We have initialized discussions with experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 20, 2006 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of January 20, 2006, there were 5,100,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of January 20, 2006 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common	Stanley Major Director, President RR #1, Site 11, Box 21 Millet, Alberta, Canada, T0C 1Z0	3,600,000	70.59%
Common	William Major 22346 Twp Rd 530 Ardrossan, Alberta, Canada, T8E 2M2	300,000	5.88%
Common	Terence Major Box 210 Grassland, Alberta, Canada, T0A 1V0	250,000	4.90%
Common	Directors and officers as a group of three (3)	4,150,000	81.37%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Mr. Stanley Major, our President and member of our board of directors, purchased 2,000,000 shares of common stock on February 5, 2004 for $2,000 or $0.001 per share.

On March 31, 2004, Mssrs. Stanley Major, William Major and Terence Major purchased 1,600,000, 300,000 and 250,000 common shares respectively, for an aggregate of $21,500 or $0.01 per share.

ITEM 13.     EXHIBITS.

Exhibit Index

3.1

Articles of Incorporation*

3.2

By-laws*

31.1

Section 302 Certification – Chief Executive Officer

31.2

Section 302 Certification – Chief Financial Officer

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*

Incorporated by reference

to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended October 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $9,100, and $1,500, respectively.

Audit Related Fees.

We incurred $5,500 fees to auditors for audit related fees during the fiscal year ended October 31, 2005 and 2004.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended October 31, 2005 and 2004.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended October 31, 2005 and 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27thday of January, 2006.

MAJOR CREATIONS INCORPORATED

Date: January 27, 2006

              By: /s/ Stanley Major

Name: Stanley Major

                                                          Title: President/CEO, principal executive officer

Date January 27, 2006

By: /s/ William Major

Name: William Major

Title: Chief Financial Officer, principal financial officer