Form 10QSB
period 2006-01-31
MAJOR CREATIONS INC
filed 2006-03-14
CIK 1316578

As filed with the Securities and Exchange Commission on March 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

Number of shares outstanding of the registrant’s class of common stock as of March 2, 2006: 5,100,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended January 31, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Balance Sheets

F-2

Statements of Operations

F-3

Statement of Cash Flows

F-4

Statements of Stockholder’s Equity

F-5

Notes to the Financial Statements

F-6

 MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2006

(Stated in US Dollars)

(Unaudited)

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM BALANCE SHEETS

January 31, 2006 and October 31, 2005

(Stated in US Dollars)

(Unaudited)

	January 31	October 31
ASSETS	2006	2005

Current
Cash	$ 86,685	$ 5,811

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 4,520	$ 4,400

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
5,100,000 common shares (2005: 4,150,000)	5,100	4,150
Additional paid-in capital	113,400	19,350
Deficit accumulated during the development stage	(36,335)	(22,089)

	82,165	1,411

	$ 86,685	$ 5,811

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended January 31, 2006 and 2005,

and for the period February 5, 2004 (Date of Inception) to January 31,2006

(Stated in US Dollars)

(Unaudited)

			February 5, 2004
	Three months ended		(Date of Inception)
	January 31,		January 31,
	2006	2005	2006

Expenses
Organizational costs	$ -	$ -	$ 1,189
Professional fees	2,742	7,000	18,842
Office and administration	4,167	307	4,694
Marketing and promotion	7,337	-	8,235
Supplies and materials	-	-	3,375

Net loss for the period	$ (14,246)	$ (7,307)	$ (36,335)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,201,630	4,150,000

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended January 31, 2006 and 2005

and for the period February 5, 2004 (Date of Inception) to January 31,2006

(Stated in US Dollars)

(Unaudited)

			February 5, 2004
	Three months ended		(Date of Inception)
	January 31		to January 31,
	2006	2005	2006
Operating Activities
Net loss for the period	$ (14,246)	$ (7,307)	$ (36,335)
Adjustment to reconcile net loss to net cash used by operating activities
Accounts payable and accrued liabilities	120	2,000	4,520

Cash used in operating activities	(14,126)	(5,307)	(31,815)

Cash flows from Financing Activity
Issuance of common shares	95,000	-	118,500

Increase (decrease) in cash during the period	80,874	(5,307)	86,685

Cash, beginning of the period	5,811	17,975	-

Cash, end of the period	$ 86,685	$ 12,668	$ 86,685

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period February 5, 2004 (Date of Inception) to January 31,2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.001	2,000,000	$ 2,000	$ -	$ -	$ 2,000
– at $0.01	2,150,000	2,150	19,350	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	4,150,000	4,150	19,350	(7,025)	16,475
Net loss for the year	-	-	-	(15,064)	(15,064)

Balance, October 31,2005	4,150,000	$ 4,150	$ 19,350	$ (22,089)	$ 1,411
Capital stock issued for cash - at $0.10	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(14,246)	(14,246)

Balance, January 31,2006	5,100,000	$ 5,100	$ 113,400	$ (36,335)	$ 82,165

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

NOTE TO THE INTERIM FINANCIAL STATEMENTS

January 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the Company’s October 31, 2005 audited financial statements.

The results of operations for the three months ended January 31, 2006 are not indicative of the results that may be expected for the full year.

Item 2.   Management’s Plan of Operation

Major Creations Incorporated was incorporated on February 5, 2004, in the State of Nevada.  Our principal executive offices are located at 57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7.  Our telephone number is (780) 970-0996.  Our company’s fiscal year end is October 31.

We have commenced very limited operations and we currently have no business revenue and no significant assets. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to incorporation, we have been in the developmental stage.

On November 15, 2005 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 950,000 common shares at a price of $0.10 per share. Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On December 31, 2005 we accepted subscriptions for 950,000 shares from 40 investors, raising a total of $95,000. At present, our common shares are not listed on any exchange nor are they approved for quotation on the OTC/BB. 4,150,000 of 5,100,000 outstanding common shares are currently held by our officers and directors.

We are planning to sell new, small diesel tractors into the retail market with a vintage styled appearance.  We will purchase name-brand compact tractors that are either fully assembled, or require minimal assembly.  Our company will then modify the unit to reflect the appearance of an early 20th century tractor.

This will be accomplished by taking the standard, modern tractor and, without touching the mechanical workings, make several external modifications.  We will change the metal work of the hood and fenders and modify the outward appearance of the exhaust system, air intake, hood and fenders.  We also plan to replace the standard wheels with spoke wheels.  By using a modern tractor retro-fitted to have a “vintage” appearance, we will be retaining the comfort, gauges, reliability and controls of the modern compact tractor, while appealing to the consumer who enjoys the esthetic appearance of an antique.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Annual Report for October 31, 2005 on Form 10KSB filed on November 14, 2005.

During the month of December 2005 we raised $95,000 from the sale of 950,000 common shares under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $95,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months.

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

How long we can continue to satisfy its cash requirements, and whether we will require additional funding for the next twelve months from the date hereof is dependent on how quickly our company can generate revenue to cover our ongoing expenses.  We have sufficient cash to meet our financial obligations for the next nine months and pursue our plan of operations, and begin collecting revenues from operations within the next six months.

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

Milestones

We commenced with the design implementation of our information website. During the month of February 2006, $2,135 was incurred for initial design work. The website will provide basic information about the product we are offering. It will give us exposure to the general marketplace.  The website will have the facility for prospective customers to contact us with questions and inquiries, but will not be designed to process orders.  We anticipate further budgeted expenditures of approximately $2,900 to complete the site, which should be operational during the month of May 2006.

We are presently evaluating certain potential domain names, all of which contain the word ‘Major Creations’.  After a decision has been made regarding a domain name, registration of our website domain name will be implemented.  Web server space will be contracted from a local Internet Service Provider (ISP), which has not yet been chosen.

We have started development of our marketing and promotion materials, including a company logo. During the quarter, we paid $8,025 for preparation and layout of marketing material, letterhead, business cards and logo design.  The balance of our $15,000 marketing budget will be used for completion of promotional brochures and information bulletins.

Major Creations purchased $920 of basic stationery and office supplies.  In March 2006, we spent $1,730 on computer and office equipment.  We anticipate purchasing additional computer equipment for $3,270 within the next 9 months.  Until then, we will utilize the personal computer and office equipment of the directors.

We have already purchased a used garden tractor and a mower. Our directors are currently using it to develop possible modifications that would give our future product a strong vintage appearance.  At the present time, we are using scrap materials and equipment that the directors have in their shop. During April and May 2006, we plan to complete preparation of our sample tractor as a marketing and selling tool. We believe we will need to spend approximately $1,000 for modifications.

In March 2006, we began to purchase inventory.  To date we have spend $12,875 on inventory, $2,122 on supplies and $5,298 for tools.  Within the next month, we expect to purchase attachments for the tractor currently in inventory.  As soon as we receive our first order, we will purchase the customer-specific tractor from a local supplier, in accordance with the motor specifications of the order.  We anticipate it will cost approximately $7,000.  We plan on incurring approximately an additional $1,000 on metal work, supplies, and modifications. Under our business plan, we only intend to modify the appearance, without interfering with the mechanics of the tractor.

For the first year of operation, rather than purchase necessary tools and materials, it is our intention to have the wheel modification done in a machine shop.  There are numerous machining and fabrication shops in the area, but we have not entered into an agreement with any of them at this time.  We believe that will cost $250 per set.

The finishing touch will include an emblem secured in each side of the tractor for an approximate cost of $50 each.  Major Creations has several possible draft designs for our logo.

Expenditures

The following table indicates our use of our remaining proceeds raised from our recently closed offering over the next 9 months:

Legal and Accounting Marketing and Promotion Inventory Supplies and Materials Travel and Accommodation Computer and Office Website Development Consulting Miscellaneous Administration Total	6,638 6,975 22,135 4,878 7,000 3,270 2,865 5,000 80 $55,841

The above expenditure items are defined as follows:

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents

Marketing and Promotion:  This item refers to the cost of completion of promotional brochures and information bulletins to be used in our marketing campaign and the provision of product information to our potential customers.  This could include direct marketing as well as local newspapers.  It will also include marketing our product through farm-specific trade shows, parades and rodeos.

 Inventory:  $22,135 will allow us to purchase approximately 3 tractors for the purpose of sale after our modifications are completed.

Supplies and Materials:  This expense refers to materials we require to modify the appearance of an inventory of 3 tractors in preparation for sale.  This item includes the costs to have spoke wheels manufactured for us during the first year of operations.

Travel and Accommodations:  This expenditure includes travel costs incurred promoting our product at various parades, rodeos, and farm trade shows.

Computer and Office:  This expenditure refers to items such as a computer, office software, photocopier, fax machine, telephone system, filing cabinets and other similar office equipment.

Website Development:  This expense is the cost associated with development of our website. The website will be used as one means to promote our product.  Preliminary website development has begun.

Consulting:  This expense refers to the cost of consulting with industry experts.  It will include the cost of technical support we may require to manufacture our product.

Miscellaneous Administration:  This expense refers to any miscellaneous costs that have not been       otherwise listed - such as bank service charges and sundry items.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

We believe we have sufficient cash resources to satisfy our needs over the next 9 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

 ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 15, 2005 our Registration Statement on Form SB-2, commission file number 333-122870, became effective, enabling us to offer up to 950,000 shares of common stock of our company at a price of $0.10 per share.  On December 31, 2005 we accepted subscriptions for the entire offering from 40 investors, raising a total of $95,000.  There were no underwriters for this offering.

We did not pay any underwriting discounts or commissions, finders’ fees, or expenses to underwriters.  We did not make any direct or indirect payments to directors, officers, general partners of the issue or their associates or to any persons owning 10% or more of any class of equity securities or to any affiliates.

As of the date of this Quarterly Report, there are 5,100,000 issued and outstanding shares of common stock of which 4,150,000 shares are held by our officers and directors.

The following table notes the use of proceeds for actual expenses incurred for our account from November 15, 2005 to January 31, 2006 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	$ 0	$ 1,400
Legal	$ 0	$ 2,000
Office and administration	$ 0	$ 1,847
	$ 0	$ 5,247

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net proceeds to our company from the offering were $95,000.

The following is a table detailing the use of net offering proceeds from the offering of the securities from November 15, 2005 to January 31, 2006:

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal and Accounting	$ 0	$ 742
Marketing and Promotion	$ 1,172	$ 6,165
Miscellaneous Administration	$ 0	$920
	$ 1,172	$ 8,999

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

     3.1

Articles of Incorporation*

      3.2

By-laws*

     31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

      31.2 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

      32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906

      32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

*  Incorporated by reference to our SB2 Registration Statement, file number 333-122870, filed on February 17, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2006.

MAJOR CREATIONS INCORPORATED

Date: March 14, 2006                     By: /s/ Stanley Major

Name: Stanley Major

                                                          Title: President/CEO, principal executive officer

Date March 14, 2006

By: /s/ William Major

Name: William Major

Title: Chief Financial Officer, principal financial officer and principal accounting officer