Form 10QSB
period 2006-04-30
MAJOR CREATIONS INC
filed 2006-06-14
CIK 1316578

As filed with the Securities and Exchange Commission on June 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2006

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

Number of shares outstanding of the registrant’s class of common stock as of June 12, 2006: 5,100,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended April 30, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                                                                                                                 Page Number

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Cash Flows

F-5

Statements of Stockholder’s Equity

F-6

Notes to the Financial Statements

F-7- F-9

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2006

(Stated in US Dollars)

(Unaudited)

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM BALANCE SHEETS

April 30, 2006 and October 31, 2005

(Stated in US Dollars)

(Unaudited)

		April 30,	October 31,
ASSETS		2006	2005

Current
Cash		$ 17,659	$ 5,811
Inventory		18,508	-

		36,167	5,811
Equipment, net of amortization		12,807	-
Website development, net of amortization		1,833	-

		$ 50,807	$ 5,811

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 2,000	$ 4,400

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
5,100,000	common shares (2005: 4,150,000)	5,100	4,150
Additional paid-in capital		113,400	19,350
Deficit accumulated during the development stage		(69,693)	(22,089)

		48,807	1,411

		$ 50,807	$ 5,811

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six-month periods ended April 30, 2006 and 2005 and for the period from February 5, 2004 (Date of Inception) to April 30, 2006

(Stated in US Dollars)

(Unaudited)

					February 5,
					2004
					(Date of
	Three months ending		Six months ending		Inception) to
	April 30		April 30		April 30,
	2006	2005	2006	2005	2006

Expenses
Amortization	$ 298	$ -	$ 298	$ -	$ 298
Consulting	4,341	-	4,341	-	4,341
Marketing and promotion	13,370	-	20,707	-	21,605
Office and administration	871	20	5,038	327	5,565
Organizational costs	-	-	-	-	1,189
Professional fees	8,825	3,200	11,567	10,200	27,667
Supplies and materials	4,264	-	4,264	-	7,639
Travel and accommodation	1,389	-	1,389	-	1,389

Net loss for the period	$ 33,358	$ 3,220	$ 47,604	$ 10,527	$ 69,693

Basic and diluted loss per share	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00

Weighted average shares outstanding	5,100,000	4,150,000	4,643,370	4,150,000

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six month periods ended April 30, 2006 and 2005 and

for the period February 5, 2004 (Date of Inception) to April 30, 2006

(Stated in US Dollars)

(Unaudited)

			February 5,
			2004
			(Date of
	Six months ended		Inception) to
	April 30,		April 30
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$ (47,604)	$ (10,527)	$ (69,693)
Adjustments to reconcile net loss to cash used by operating activities
Accounts payable and accrued liabilities	(2,400)	700	2,000
Amortization	298	-	298
Inventory	(18,508)	-	(18,508)

Net cash used in operating activities	(68,214)	(9,827)	(85,903)

Cash Flows from Investing Activities
Additions to equipment	(12,938)	-	(12,938)
Additions to website	(2,000)	-	(2,000)

Net cash provided by investing activities	(14,938)	-	(14,938)

Cash Flows from Financing Activity
Issuance of common shares	95,000	-	118,500

Net cash provided by financing activities	95,000	-	118,500

Increase (decrease) in cash during the period	11,848	(9,827)	17,659

Cash, balance at beginning of period	5,811	17,975	-

Cash, balance at end of period	$ 17,659	$ 8,148	$ 17,659

14/06/2006

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

period from February 5, 2004 (Date of Inception) to April 30, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.001	2,000,000	$ 2,000	$ -	$ -	$ 2,000
– at $0.01	2,150,000	2,150	19,350	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	4,150,000	4,150	19,350	(7,025)	16,475
Net loss for the period	-	-	-	(15,064)	(15,064)

Balance, October 31, 2005	4,150,000	4,150	19,350	(22,089)	1,411
Capital stock issued for cash - at $0.10	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(47,604)	(47,604)

Balance, April 30, 2006	5,100,000	$ 5,100	$ 113,400	$ (69,693)	$ 48,807

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2006

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

The results of operations for the six months ended April 30, 2006 are not indicative of the results that may be expected for the full year.

Note 2

Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $69,693 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Major Creations Incorporated

(A Development Stage Company)

Notes to the Interim Financial Statements

April 30, 2005

(Stated in US Dollars)

(Unaudited) – Page 2

Note 3

Summary of Significant Accounting Policies

Equipment and Amortization

Equipment is recorded at cost and amortized over its estimated useful life using the straight-line method at the following rates:

Computer equipment

30% per annum

Office furniture

20% per annum

Tools

20% per annum

Inventory

Inventory consists of parts used to produce final products for resale and is valued at the lower of cost and market value using the average cost method.

Website Development

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for Website Development Costs” and, with provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.

Note 4

Equipment

				October 31,
	April 30, 2006			2005
		Accumulated
	Cost	Amortization	Net	Net

Computer equipment	$ 4,680	$ -	$ 4,680	$ -
Office furniture	386	-	386	-
Tools	7,872	131	7,741	-

	$ 12,938	$ 131	$ 12,807	$ -

Major Creations Incorporated

(A Development Stage Company)

Notes to the Interim Financial Statements

April 30, 2005

(Stated in US Dollars)

(Unaudited) – Page 3

Note 5

Website Development

				October 31,
	April 30, 2006			2005
		Accumulated
	Cost	Amortization	Net	Net

Website	$ 2,000	$ 167	$ 1,833	$ -

Item 2.   Management’s Plan of Operation

Major Creations Incorporated was incorporated on February 5, 2004, in the State of Nevada.  Our principal executive offices are located at 57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7.  Our telephone number is (780) 970-0996.  Our company’s fiscal year end is October 31.

On November 15, 2005 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 950,000 common shares at a price of $0.10 per share. Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On December 31, 2005 we accepted subscriptions for 950,000 shares from 40 investors, raising a total of $95,000. At present, our common shares are approved for listing on the OTC/BB. 4,150,000 of 5,100,000 outstanding common shares are currently held by our officers and directors.

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

We have commenced very limited operations. We have acquired limited assets and inventory, however we currently have no business revenue.  There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to incorporation, we have been in the developmental stage.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Annual Report for October 31, 2005 on Form 10KSB filed on November 14, 2005.

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Because we just completed the sale of our common shares, we have begun to implement our business plan. We intend to continue to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

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

How long we can continue to satisfy its cash requirements, and whether we will require additional funding for the next nine months from the date hereof is dependent on how quickly our company can generate revenue to cover our ongoing expenses.  We have sufficient cash to meet our financial obligations for the next three months and pursue our plan of operations, and begin collecting revenues from operations within the next three months.

During this first year of operations, we will concentrate our efforts exclusively on building our client base in the numerous cities within the central region of the Province of Alberta. As we gain experience, and develop sufficient revenue from sales, we may consider expanding our business within the entire region of Alberta and possibly to other locations within Western Canada. At present, we have no plans to move outside of Canada.

Milestones

We commenced with the design implementation of our information website at a cost of $2,135.  We anticipate further budgeted expenditures of approximately $2,900 to complete the site, which should be operational during the month of July 2006.  The website www.majorcreationsonline.com does give background information and is presently under construction.

During this quarter, Major Creations purchased computer equipment and office furniture for $4,680 and $386 respectively.

We are continuing the development of our marketing and promotion materials.  During the quarter we spent $13,370 for stall rental and exhibit set-up at Farm and Trade Shows, $4,341 to consultants regarding exhibit set-up and power point presentation and $1,389 for related travel and accommodation expenses

In March and April 2006, we began to purchase inventory, shop tools, materials and supplies.  To date we have spent $18,508 on inventory items, $4,264 on shop supplies and materials and $7,872 for shop tools.  We had already purchased a used garden tractor and a mower which our directors are currently using to develop modifications that would give our product a strong vintage appearance.  We plan to complete preparation of our sample tractor as a marketing and selling tool.  Under our business plan, we only intend to modify the appearance, without interfering with the mechanics of the tractor.

For the first year of operation, it is our intention to have the wheel modification done in a machine shop, rather than purchase necessary tools and materials.  There are numerous machining and fabrication shops in the area, but we have not entered into an agreement with any of them at this time.  We believe that will cost $250 per set.

The finishing touch will include an emblem secured in each side of the tractor for an approximate cost of $50 each.  Major Creations has several possible draft designs for our logo.

Expenditures

The following table indicates our use of our remaining proceeds raised from our recently closed offering over the next 3 months:

Legal and Accounting Inventory Travel and Accommodation Website Development Total	543 10,566 5,622 2,900 19,621

The above expenditure items are defined as follows:

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company

 Inventory:  $10,566 will allow us to purchase more tractors for the purpose of sale after our modifications are completed.

Travel and Accommodations:  This expenditure includes travel costs incurred promoting our product at various parades, rodeos, and farm trade shows.

Website Development:  This expense is the cost associated with further development of our website. The website will be used as one means to promote our product.

We do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 9 months.

We believe we have sufficient cash resources to satisfy our needs over the next 3 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

There have not been any changes in securities since our last Quarterly Report filed March 14, 2006.  As of the date of this Quarterly Report, there are 5,100,000 issued and outstanding shares of common stock of which 4,150,000 shares are held by our officers and directors.

The following table notes the use of proceeds for actual expenses incurred for our account from November 15, 2005 to April 30, 2006 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	$ 0	$ 1,400
Legal	$ 0	$ 2,000
Office and administration	$ 0	$ 1,982
	$ 0	$ 5,382

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net proceeds to our company from the offering were $95,000.

The following table notes the use of proceeds for actual expenses incurred for our account from November 15, 2005 to April 30, 2006.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Computer & Office Equipment	$ 0	$ 5,066
Consulting	$ 0	$ 4,341
Inventory	$ 0	$ 18,507
Legal and Accounting	$ 0	$ 9,567
Marketing and Promotion	$ 1,172	$ 19,535
Supplies and Material	$ 0	$ 4,264
Tools	$ 0	$ 7,872
Travel and Accommodation	$ 0	$ 1,389
Website Development	$ 0	$ 2,000
Miscellaneous Administration	$ 0	$ 1,656
	$ 1,172	$ 74,197

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

•

Incorporated by reference to our SB2 Registration Statement, file number 333-122870, filed on February 17, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th  day of June 2006.

MAJOR CREATIONS INCORPORATED

Date: June 14, 2006

By: /s/ Stanley Major

Name: Stanley Major

Title: President/CEO, principal executive officer

Date June 14, 2006

By: /s/ William Major

Name: William Major

Title: Chief Financial Officer, principal financial officer and principal accounting officer