Form 10QSB
period 2006-07-31
MAJOR CREATIONS INC
filed 2006-09-14
CIK 1316578

As filed with the Securities and Exchange Commission on September 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ______________

Commission File Number 333-122870

MAJOR CREATIONS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	98-0420577
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

57113 – 2020 Sherwood Drive
Sherwood Park, Alberta,
Canada T8A 5L7
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (780) 970-0996

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X] No [   ]

Number of shares outstanding of Registrant’s class of common stock as of September 14 , 2006: 2,550,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $0 revenue for the quarter ended July 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAJOR CREATIONS INCORPORATED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2006

 (Stated in US Dollars)

 (Unaudited)

MAJOR CREATIONS INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
July 31, 2006 and October 31, 2005
(Stated in US Dollars)
(Unaudited)

	July 31,	October 31,
	2006	2005

ASSETS

Current
Cash	$3,645	$5,811
Inventory	29,187	-

	32,832	5,811

Equipment - Note 4	12,043	-
Website development - Note 5	1,667	-

	$46,542	$5,811

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,637	$4,400

STOCKHOLDERS’ EQUITY

Capital stock - Note 6
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,550,000 common shares (2005: 4,150,000)	2,550	4,150
Additional paid-in capital	115,950	19,350
Deficit accumulated during the development stage	(77,595)	(22,089)

	40,905	1,411

	$46,542	$5,811

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine-month periods ended July 31, 2006 and 2005 and for the period from February 5, 2004 (Date of Inception) to July 31, 2006
(Stated in US Dollars)
(Unaudited)

					February 5,
					2004
					(Date of
	Three months ending		Nine months ending		Inception) to
	July 31		July 31		July 31,
	2006	2005	2006	2005	2006

Expenses
Amortization	$930	$-	$1,228	$-	$1,228
Consulting	-	-	4,341	-	4,341
Marketing and promotion	-	-	20,707	-	21,605
Office and administration	49	18	5,087	345	5,614
Organizational costs	-	-	-	-	1,189
Professional fees	6,923	1,000	18,490	11,200	34,590
Supplies and materials	-	-	4,264	-	7,639
Travel and accommodation	-	-	1,389	-	1,389

Net loss for the period	$7,902	$1,018	$55,506	$11,545	$77,595

Basic and diluted loss per share	$0.00	$0.00	$(0.01)	$0.00

Weighted average shares outstanding	4,157,609	4,150,000	4,479,670	4,150,000

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine-month periods ended July 31, 2006 and 2005 and
for the period February 5, 2004 (Date of Inception) to July 31, 2006
(Stated in US Dollars)
(Unaudited)

			February 5,
			2004
			(Date of
	Nine months ended		Inception) to
	July 31,		July 31
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(55,506)	$(11,545)	$(77,595)
Item not affecting cash:
Amortization	1,228	-	1,228
Adjustments to reconsile net loss to cash used
by operating activities
Inventory	(29,187)	-	(29,187)
Accounts payable and accrued liabilities	1.237	(500)	5,637

Net cash used in operating activities	(82,228)	(12,045)	(99,917)

Cash Flows from Investing Activities
Additions to equipment	(12,938)	-	(12,938)
Additions to website	(2,000)	-	(2,000)

Net cash provided by investing activities	(14,938)	-	(14,938)

Cash Flows from Financing Activity
Issuance of common shares	95,000	-	118,500

Net cash provided by financing activities	95,000	-	118,500

Increase (decrease) in cash during the period	(2,166)	(12,045)	3,645

Cash, balance at beginning of period	5,811	17,975	-

Cash, balance at end of period	$3,645	$5,930	$3,645

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY
period from February 5, 2004 (Date of Inception) to July 31, 2006
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash
– at $0.001	2,000,000	$2,000	$-	$-	$2,000
– at $0.01	2,150,000	2,150	19,350	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	4,150,000	4,150	19,350	(7,025)	16,475
Net loss for the period	-	-	-	(15,064)	(15,064)

Balance, October 31, 2005	4,150,000	4,150	19,350	(22,089)	1,411
Capital stock issued for cash
- at $0.10	950,000	950	94,050	-	95,000
Capital stock retired to the treasury	(2,550,000)	(2,550)	2,550	-	-
Net loss for the period	-	-	-	(55,506)	(55,506)

Balance, July 31, 2006	2,550,000	$2,550	$115,950	$(77,595)	$40,905

SEE ACCOMPANYING NOTE

MAJOR CREATIONS INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2006
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

The results of operations for the nine months ended July 31, 2006 are not indicative of the results that may be expected for the full year.

Note 2	Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $77,595 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3	Summary of Significant Accounting Policies

Equipment and Amortization

Equipment is recorded at cost and amortized over its estimated useful life using the straight-line method at the following rates:

Computer equipment	30% per annum
Office furniture	20% per annum
Tools	20% per annum

Major Creations Incorporated
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Summary of Significant Accounting Policies – (cont’d)

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

Note 4	Equipment

				October 31,
		July 31, 2006		2005
		Accumulated
	Cost	Amortization	Net	Net

Computer equipment	$4,680	$351	$4,329	$-
Office furniture	386	19	367	-
Tools	7,872	525	7,347	-

	$12,938	$895	$12,043	$-

Note 5	Website Development

				October 31,
		July 31, 2006		2005
		Accumulated
	Cost	Amortization	Net	Net

Website	$2,000	$333	$1,667	$-

Note 6	Capital Stock

On June 28, 2006, three directors of the company returned 2,550,000 common shares to the treasury for cancellation.

Major Creations Incorporated
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 3

Note 7	Subsequent Events

On September 5, 2006, the company entered into a Letter of Intent with the shareholders of Interstar Development Limited whereby the Company will enter into a formal agreement on or before September 30, 2006 and will close, subject to certain conditions, on or before November 30, 2006. Closing is subject to a number of conditions, including due diligence of Interstar’s business and affairs and the completion of audited pro forma consolidated financial statements which are required to be filed with the SEC concurrently with the Closing. Pursuant to the letter of intent, on or before September 30, 2006, the Company will enter into an agreement to purchase all of the issued and outstanding shares of Interstar Development Limited, a British Virgin Islands Company having two wholly-owned foreign subsidiaries. Payment of the purchase of the Interstar shares will be by way of issuance of 2,000,000 common shares of the Company, on a post stock-split basis.

The company has resolved to increase the authorized share capital of the Company to 200,000,000 common shares with a par value of $0.001 per share and to forward split the Company's issued and outstanding shares on a 36 to 1 basis.

As a condition of closing, the Company will enter into agreements for equity or debt financing in the amount of at least $2,400,00.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

As this Report on Form 10QSB represents a transitional filing for the Company in that it plans to undertake a new business, the Company is presenting a Management Discussion and Analysis.

The following Risk Factors summarize some of the risks inherent in our business and to our company in particular:

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.

We have incurred losses in prior periods and may incur losses in the future.

We incurred a net loss in all prior financial periods. We are unsure of our future business direction but, regardless of what direction we go in, it is likely we will incur losses in the future in building any business.

The market price for our shares may be volatile.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10QSB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan or planned” “believe,” “potential,” “continue,” “is/are likely to”, “hope” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10QSB relate only to events or information as of the date on which the statements are made in this report on Form 10QSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

Plan of Operation for the Next Twelve Months

With the appointment of new directors and officers of the Company as described in the Management Discussion and Analysis below, the Company no longer intends to pursue its previous business. As discussed in the Management Discussion and Analysis below, the Company has entered into a Letter of Intent with Interstar Development Limited, a company intending to develop online entertainment products, to acquire all of the issued and outstanding shares of Interstar Development Limited (“Interstar”).

The Company has no business operations at present and little working capital.

As the Company has not completed due diligence investigations of the operations and history of Interstar it cannot say with any certainty what expenditures or financial activities would be associated with any acquisition of Interstar. The Company hopes to have a greater understanding of Interstar’s business and operations on or before September 30, 2006, the date upon which the parties must enter into a formal share purchase agreement or terminate the Letter of Intent.

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and Reports on Form 8-K filed during our most recent quarter and subsequent to the period end of that quarter. Readers are advised to review any Reports on Form 8-K filed subsequent to this Form 10-QSB as such reports may contain more current information regarding the Company and Interstar.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Projected Expenditures Over The Next 12 Months

As at July 31, 2006, we had $3,645 in cash in current assets as compared to $5,811 as at October 31, 2005, our previous year end. The decrease in cash was due to expenditures on general and administrative expenses including professional fees primarily. We also had $29,187 of inventory as of July 31, 2006 as compared to $0 on October 31, 2005.

The Company cannot project its expenses over the next 12 months without a more complete understanding of what its business operations will be on a going forward basis. At this point, given that it is likely that business operations will increase, even if only in connection with the due diligence and costs of investigating a possible acquisition of Interstar, it is clear that the Company does not have enough working capital to pay even minimal expenses over the next six months.

Unless in connection with a new business or project of the Company, we do not anticipate making any major purchases of fixed assets in the next 6 months, or conducting any large-scale research and development. Any development of research and development functions would be dependent upon securing additional equity or other financing to add to our working capital. Under US GAAP, these activities may possibly not be classified as research and development but may be classified as expenses depending on the nature of the activities and payment for them.

We do not have sufficient cash resources to satisfy our needs over the next 6 months. Our ability to satisfy cash requirements will determine whether we achieve our business objectives, including but not limited to securing any business project and developing any proposed business. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

Liquidity and Capital Resources

At July 31, 2006, we had working capital of $27,195, compared to working capital of $1,411 at October 31, 2005. The increase in working capital was primarily due to the issuance of common shares for $95,000 in proceeds in 2006.

At July 31, 2006, our total assets consisted of $46,542 in cash, inventory, equipment and website development assets. This compares with total assets at October 31, 2005 consisting of $5,811 in cash .

At July 31, 2006, our total current liabilities, including all accounts payable, were $5,637 as compared to $4,400 at October 31, 2005..

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, from shareholder loans.

Revenues

The Company had $0 in revenues during the three months ending July 31, 2006 and has had no revenues in any past period. Unless and until the Company secures or develops a business and business project, it will continue to have no revenues.

Expenses and General and Administrative Expenses

During the nine months ending July 31, 2006, the Company incurred total expenses of $55,506 as compared to expenses of $11,545 in the corresponding period ending July 31, 2005. This increase is due to the following new expenses: amortization, consulting, marketing and promotion, professional fees, supplies and materials and travel and accommodation.

Results of Operations / Net Loss

Our company posted a net loss for the nine month period of $55,506, being $0.01 per share, for the nine months ended July 31, 2006 compared to $11,545 or $0.00 per share for the nine months ended July 31, 2005. From inception to July 31, 2006 we have incurred accumulated losses of $77,595. The principal component of losses in the nine months ending July 31, 2006 were professional fees, office and administration expenses, marketing and promotion, consulting and supplies and materials.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are not sufficient to carry our normal operations for the next 6 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

Subsequent Events

Subsequent to the period end date of July 31, 2006, the Secretary, Treasurer and Director of the Registrant, William Major, has resigned. The President and Director of the Registrant, Stan Major, has resigned. William Major and Terence Major, the other Directors of the Registrant, have also resigned.

Guy Peckham, Hui Li, Wang Hui and Gao Jiu have been appointed as Directors of the Registrant. Mr. Gao Jiu has been appointed as Chairman of the Board of Directors.

Guy Peckham has been appointed as President and CEO of the Registrant. Mr. Peckham is a Director and President of Rubincon Ventures Inc., another reporting issuer under the Securities Exchange Act of 1934. At this time, he has not entered into an agreement to receive compensation for acting in this role or in his role as Director. Mr. Peckham has, for the last five years, been employed in various management and consulting capacities in a self-employed capacity.

Hui Li has been appointed, effective September 4, 2006 as Secretary and Treasurer of the Registrant. Mr. Li was employed as a Senior Director for the Technology Center T2CN Technology (Shanghai) Co. from June 2005 to June 2006. He was employed as the Manager for Data Center of Shanda Interactive Entertainment Limited from May 2003 to May 2005. From January 2002 to April 2004, he was the Senior Solution Consultant for NCR (China) Limited Shanghai Representative Office. From July 2000 to December 2001 he was employed as the DBA for Shangai Fudan Kingstar Computer Co., Ltd. Mr. Li is not a Director or Officer of any other reporting issuer.

Wang Hui has been appointed, effective September 4, 2006 as Vice President of the Registrant. From 2001 to present Ms. Hui has been the Vice General Manager of Shenzhen Digital Arts Technology Co., Ltd. Ms. Hui is not a Director or Officer of any other reporting issuer.

Gao Jiu has been appointed, effective September 4, 2006 as Chairman of the Board of Directors of the Registrant. Mr. Jiu was the founder and has been President of Shenzhen Digital Arts Technology Co., Ltd. since 2001. Mr. Jiu is not a Director or Officer of any other reporting issuer.

All of Guy Peckham, Hui Li, Wang Hui and Gao Jiu have not engaged in any related party transactions with the Registrant in the previous two years save and except that they are shareholders of Interstar Development Limited and will, if the Company’s proposed acquisition of Interstar Development Ltd. closes, receive shares of the Registrant issued to the shareholders of Interstar Development Limited as described below.

Also subsequent to the July 31, 2006 period end, the Company has entered into a letter of intent with Interstar Development Ltd. (“Interstar”) to acquire all of the issued and outstanding shares of Interstar. The Letter of Intent calls for the issuance, to the shareholders of Interstar pro rata according to their interest, a total of 2,000,000 common shares of the Company issued after effecting the consolidation described below. The Letter of Intent is attached to the Company’s report on Form 8-K dated September 11, 2006 as Exhibit 10.1.

The Letter of Intent calls for the Company and the shareholders of Interstar to enter into a definitive formal agreement on or before September 30, 2006. The Company intends to conduct due diligence on the affairs of Interstar prior to that date and to also determine if the financial history of Interstar can be audited in a manner consistent with and in conformity with SEC and US GAAP rules. The Company may not have the working capital to undertake such due diligence and, if so, would have to borrow funds from its directors and officers or other sources or raise additional equity capital to complete such due diligence or any other business activities.

In the event that the Company does proceed to execution of a formal agreement with the shareholders of Interstar on or before September 30, 2006, the Company anticipates that this formal agreement would be disclosed on a report on Form 8-K. Upon closing of any proposed purchase of Interstar, the Company would be required to file a report on Form 8-K with 10SB disclosure of the business of Interstar, together with applicable audited consolidated pro forma financial statements for Interstar and the Company, within four (4) days of closing. While the Company does have assets, being inventory and equipment primarily, which may be considered not to be nominal assets, therefore classifying the Company as a non-shell company, the Company will likely take a conservative approach to SEC rules regarding shell companies and file information as though it were a shell. This will also ensure that the public has current and complete information on Interstar, or any other new business the Company enters into, available to it.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management; including our President and person acting as Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 28, 2006, three (3) previous directors returned 2,500,000 shares common shares to the treasury for cancellation, reducing the number of issued and outstanding shares of the Company to 2,550,000.

The directors of the Company have resolved to increase the authorized shares of the Company to 200,000,000 common shares and have also resolved to split the Company’s shares on a 36 for 1 basis. These two corporate changes are expected to be effected sometime in later September after the Company has completed a planned change in its trust and transfer agent to Holladay Stock Transfer, Inc. of Arizona.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	By-laws*
5	Opinion re: Legality*
31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302**
31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302**
32.1.	CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, SECTION 906**
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, SECTION 906**

* Incorporated by reference to our Form SB2 Registration Statement Amendment No. 4, File Number 333-122870, filed on November 11, 2005.
** Filed herewith.

(b) The Registrant filed Reports on Form 8-K in the quarter ending July 31, 2006 and subsequently to the date hereof on the following dates: September 11, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2006.

MAJOR CREATIONS INCORPORATED

Date: September 14, 2006
By: /s/ Guy Peckham
Guy Peckham
President/CEO

Date: September 14, 2006
By: /s/ Hui Li
Hui Li
Treasurer and Secretary