Form 10KSB
period 2006-10-31
AEGIS INDUSTRIES, INC.
filed 2007-01-29
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-122870

AEGIS INDUSTRIES, INC.
(formerly Major Creations Incorporated)
(Exact name of registrant as specified in its charter)

NEVADA	98-0420577
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

104 South Second Street, Bellevue, Idaho, USA, 83313
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (831) 402-4445

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

Net revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 29, 2007: $69,768,000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]  No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of common voting shares outstanding as of January 29, 2007: 91,800,000

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

Transitional Small Business Disclosure Format (Check one):
[   ]  Yes     [   ]  No

FORWARD-LOOKING STATEMENTS

This Report on Form 10KSB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Report on Form 10KSB relate only to events or information as of the date on which the statements are made in this Report on Form 10KSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

Aegis Industries, Inc. (formerly Major Creations Incorporated ) (“Aegis” or the “Company”) was incorporated under the laws of the state of Nevada on February 5, 2004, and has been engaged in the business of selling new, small diesel tractors which we have modified to have a vintage styled appearance. In order to carry out our business we purchased name-brand compact tractors and we then modified them to reflect the appearance of an early 20 th century tractor.

This is accomplished by taking the standard, modern tractor and, without touching the mechanical workings, making several external modifications. We proceed to change the metal work of the tractor in order to modify the outward appearance of the exhaust system, air intake, hood and fenders. We also replace the standard wheels with spoke wheels. By using a modern tractor retro-fitted to have a “vintage” appearance, we retain the comfort, gauges, reliability and controls of the modern compact tractor, while appealing to the consumer who enjoys the esthetic appearance of an antique.

During our fiscal year ended October 31, 2006, we had very limited operations and assets.

With the appointment of new directors and officers of the Company in November 2006, the Company no longer intends to pursue its previous business. The Company has entered into a non-binding Letter of Intent (“Letter”) with Aegis Industries, Inc., a Delaware corporation (“AI Inc.”), a company in the business of designing, developing and manufacturing intermediate force options for military, law enforcement and security forces, to acquire all of the issued and outstanding shares of AI Inc.. The shareholders of AI Inc. are not signatories to the Letter and, as a result, it is not binding upon them.

The Letter contemplates the Company performing a number of due diligence procedures on the business and affairs of AI Inc., including review of its financial statements. AI Inc. does not at this time have significant revenues. By amending agreement dated January 25, 2007, the Letter further contemplates that the Company and the shareholders of AI Inc. enter into a definitive agreement on or before February 28, 2007 on similar terms and conditions as outlined in the Letter.

The Letter calls for the issuance of up to 15,000,000 common shares of the Company in exchange for the purchase of all of the issued and outstanding shares of AI Inc. The intent is that the shareholders of AI Inc. should hold, after closing, that number of common shares of the Company which is equal to approximately 25% of the issued and outstanding shares of the Company.

The Letter provides that the definitive agreement shall state that closing is to occur on or before February 28, 2007. It is the intention, as stated in the Letter, that the Company should raise funds totaling $11,000,000 as follows: $2,000,000 on or before February 28, 2007; $2,000,000 on or before May 31, 2007; $2,000,000 on or before August 30, 2007; and an additional $5,000,000 on or before April 30, 2008.

As of the date of this Report, the Company does not have these funds available to it at this time and cannot say that these funds will be made available to it. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any.

Pursuant to the Letter, the Company has loaned approximately $295,300 to AI Inc.

There can be no assurance given that the Company will proceed with any proposed acquisition of AI Inc. or that a definitive agreement will be entered into by the Registrant and the shareholders of AI Inc. There can be no assurance given that any terms and conditions on closing of the acquisition of AI Inc. will be met including the condition that AI Inc.’s financial history must be auditable according to US GAAP standards so that audited, pro forma financial statements can be filed upon closing of any proposed acquisition.

As of the date of this Report, the Company has no business operations at present and no working capital.

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Principal Products and Services
If the Company enters into a definitive agreement with AI Inc. and is successful in closing an acquisition of AI Inc. the Company’s business will focus on developing intermediate-force devices and unique training programs that are effective with acceptable Human Effects. Non-Lethal devices are of great interest to the military and civilian sectors and are used increasingly around the world in peacekeeping missions. The philosophy is to innovate beyond current market products by designing devices that can be used intelligently to facilitate the transfer throughout the force continuum and are full dimensional in scope, ranging from a warning to full engagement and final threat resolution. Key to the Aegis approach is simplicity, multi-functionality and compatibility with other NLW including features for increased stand-off and effective crowd control.

The Market

At present, the Company has no products. In the event the Company closes its acquisition of AI Inc., it would be required to disclose in a Report on Form 8K with 10SB registration statement disclosure, the potential market for AI Inc.’s products.

Employees

As of the date of this Report, the Company has no employees. Officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of growth.

Effective December 1, 2006, the Company entered into a compensation agreement for consulting services with Dennis Mee, the Company’s CFO and a director. The compensation agreement calls for Mr. Mee to receive US$4,000 in compensation per month plus applicable sales taxes as the party to the agreement itself is his consulting company. There is not, as of the date of this Report, an equity incentive, stock option or other similar arrangement in place between Mr. Mee and the Company.

The Company does not intend to hire employees until its new business has been successfully launched and there is sufficient and reliable revenue streams from operations.

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See "Forward-Looking Statements."

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
We incurred a net loss in all prior financial periods and we have not yet completed a financial year in our contemplated new business. We expect our operating expenses to increase as we start our new operations. Our ability to achieve profitability depends on our ability to penetrate the intermediate forces products and services industry, the continued market acceptance of our products and services, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.
Our future success depends substantially on the continued services of our executive officer, especially Paul Evancoe, our President and chief executive officer, and Mr. David M. Kirby, our director and finally, our CFO and third director, Mr. Dennis Mee. We do not maintain key man life insurance on our executive officers. If our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. Our executive officer has entered into an employment agreement with AI Inc., which contains confidentiality and non-competition provisions. However, we cannot assure you the extent to which any of these agreements could be enforced.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.
Presently, the officers and directors of the Company allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

If we are unable to attract, train and retain technical personnel, our business may be materially and adversely affected.
Our future success depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the intermediate forces industry, are vital to our success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

If we grant employee share options and other share-based compensation in the future, our net income could be adversely affected. The Company may grant share purchase options to employees in the future although it does not have a share based compensation plan in place as of today. If the Company does this, it will account for options granted to our directors and employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and its related interpretations, and according FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other share-based compensation in the future, our net income could be adversely affected.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.
We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we will be required to include management's report on internal controls as part of our annual report for the fiscal year ending September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending September 30, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Shell company
We are a shell company, have no operations and do not generate revenue. We have entered into the LOT with AI Inc. to enter into a business combination. If that transaction is not consummated, we will pursue another acquisition of an operating company. There can be no assurance that the business combination with AI Inc. will be consummated or that we will be able to acquire an operating company or business. Further, if we are able to acquire an operating company or business, there is no assurance that we will be able to operate profitably. Although there arc many companies that are looking to become public through a reverse acquisition / shell merger, there is competition for attractive acquisition candidates and there can be no assurance that we will be able to find a suitable acquisition.

The original shareholders and other shareholders acquired shares at extremely low prices.
Our original shareholders acquired shares at $0.001 and $ 0.01 per share, and we have other shareholders who have acquired shares under the prospectus, filed on November 14, 2005, who paid $0.1 per share. The closing price of our common stock was trading at the market close on January 26, 2007 was $0.85. The original shareholders could liquidate their shares at prices substantially below the price paid by the later shareholders and still realize a substantial profit. The shareholders who purchased their shares for $0.1 could liquidate their shares at prices substantially below the price paid by shareholders in the private placement and still realize a substantial profit.

Risks Relating to an Investment in our Securities

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.
Our independent auditors, Amisano Hanson, Chartered Accountants, state in their audit report, dated January 18, 2007, except as to Note 10(iv) which is as of January 25, 2007, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

ITEM 2.      DESCRIPTION OF PROPERTY.

We rent office space. When we commence our operations, we plan on initially manufacturing our product in shop facilities owned by the President, who will also provide this space free of charge.

We do not have any plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares of common stock did not trade on the OTC Bulletin Board before November 8, 2006 and the Company’s securities currently trade under the symbol “AGIN”. The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive in all the periods presented below, and such trades may not constitute an active trading market in all the periods presented below.

		High		Low
Year Ending October 31, 2006
Quarter ended April 30, 2006	$	N/A	$	N/A
Quarter ended July 31, 2006	$	N/A	$	N/A
Quarter ended October 31, 2006	$	N/A	$	N/A
Quarter ending January 31, 2007 (to date)		$1.01		$0.55

On January 26, 2007, the closing sales price for the common stock was $0.85, as reported on the website of the OTCBB. As of January 29, 2007, there were 23 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Forward Stock Split

On June 26, 2006, 3 previous directors returned 2,550,000 (pre-forward stock split) common shares to the treasury for cancellation. Effective September 9, 2006, the Company forward split its issued common shares on the basis of thirty-six new shares for one old share. The number of shares referred to in these consolidated financial statements has been restated wherever applicable, except where noted, to give retroactive effect on the forward stock split.

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 1, Topic 4(c). The number of common shares outstanding pre-forward stock split was 2,550,000, and after giving effect to the forward split, the outstanding common shares totaled 91,800,000.

Effective September 9, 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001. This increase in its authorized capital has been filed with the Nevada Secretary of State.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended October 31, 2006, we did not issue securities without registration under the Securities Act.

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

Following is the use of proceeds for actual expenses incurred for our account from November 17, 2005 to January 20, 2006 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments	Amount of direct or indirect
	to directors, officers, general partners,	payments to others
	10% shareholders or affiliates of the
	Issuer
Legal	0	$2,000
Transfer agent	0	$1,400

The costs of the offering described above were paid directly from existing working capital.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Computer and office	8,402
Consulting	4,341
Inventory	29,187
Legal and accounting	16,490
Marketing and promotion	20,707
Miscellaneous administration	349
Supplies and materials	4,264
Tools	7,871
Travel and accomodation	1,389
Website development	2,000
$95,000

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock trades under the symbol “AGIN” on the NASD’s OTCBB.

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM 6.      MANAGEMENT’S PLAN OF OPERATION.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes appearing elsewhere in this Form 10-KSB; and Reports on Form 8-K filed during our most recent fiscal year and subsequent to the period end of this fiscal year.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has yet to generate revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

In November of 2006, the Company undertook to change its focus from providing customers with vintage style tractors to the business of designing, developing and manufacturing intermediate force options for military, law enforcement and security forces.

In keeping with its intention to develop a business in the intermediate force, the Company:

1.	Retained new officers and directors;
2.	Entered into a Letter of intent with Aegis Industries, Inc. (AI Inc.);
3.	Increased its authorized capital;
4.	changed its name to Aegis Industries, Inc.; and
5.	Initiated due diligence of the business operations of AI Inc.;

For the fiscal year ended October 31, 2006, we had no revenues and we incurred losses of $105,201 (2005: $15,064). Our operating expenses included significant legal and accounting expenses, as well as marketing and promotion expenses. We expect to continue to use cash in our operating activities as we enter into our new business.

Management Discussion and Analysis

Results of Operations

We have financed our operations since inception primarily through sales of securities. As of October 31, 2006 we had no cash (2005: $5,811), and working capital deficiency of $45,167 (2005: surplus of $1,411).

Fiscal Year Ended October 31, 2006

The following table sets forth our statements of operations for the year ended October 31, 2006.

Results of operations

Expenses
Marketing and promotion	$20,707
Consulting fees	4,341
Professional fees	61,536
Other, general and administrative	18,617
Net loss	$105,201

As discussed above, in 2005, we had no business, and in 2006, we attempted to start a business as a seller of vintage style tractors, but we will now change our business focus to the designing, developing and manufacturing intermediate force options for military, law enforcement and security forces. Due to these significant changes, we believe that a comparison of results of operations for the years ended October 31, 2006 and October 31, 2005 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the year ended October 31, 2006, we had no revenues from operations. Assuming we close our acquisition of AI Inc., We expect to start earning revenues in our third quarter of fiscal 2007, as distribution of our intermediate force products and services begins. Our future revenues will depend not only on successful completion of an acquisition of AI Inc., but also on AI Inc.’s sales efforts and ability to penetrate the market.

Expenses and general and administrative expenses

During the fiscal year ended October 31, 2006, the Company incurred total expenses from operations of $105,201. These expenses were related mainly to start up costs associated with regulatory requirements and filings such as legal and accounting fees, and to activities associated with the change in business, such as communication to shareholders and corporate development and promotion. Some of these expenses, as well as cash disbursements of $42,125 for the purchase of inventory and assets such as tools are one time expenses resulting from start up costs of the Company’s former business as seller of vintage style tractors. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Discontinued Operations

We anticipate that, in future periods, the loss incurred to date of $127,290 will be presented as a loss from discontinued operations.

Net Loss

Our net loss was $105,201 for fiscal 2006. The net loss reflects our expenses relating to professional fees incurred in the pursuit of our former business strategy. These expenses have been incurred ahead of our ability to recognize material revenues from this strategy.

Liquidity and Capital Resources

As of October 31, 2006, we had no cash and working capital deficiency of $45,167. During the year ended October 31, 2006, we funded our operations from sales of equity. As of the date of this Report, we have approximately $35,000 in working capital. We believe we will be able to fund operations via short term borrowings and sale of equity for at least the next 12 months assuming the ability to realize sales within the first three quarters of fiscal 2007. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended October 31, 2006, we used $76,286 of cash in operations. Net cash used by operating activities reflected $2,159 in depreciation and an increase in accounts payable of $21,044. Investment activities used $44,125 of cash during the year, which was primarily related to the acquisition of 2 tractors and $12,938 in tools.

Financing activities provided $114,600 of cash during the year, with $19,600 from a loan, and $95,000 in sales of common stock.

Our current cash requirements are significant due to our change in business, including the acquisition of AI Inc., start up and other operational expenses. During the third quarter of our fiscal year 2007, we expect to need significant cash as we begin to ramp up the operations. We will need money to build inventory, build working capital and to fund operations. Accordingly, we expect to continue to use cash for at least fiscal 2007 as we commence our new business operations (See “Plan of Operations” below).

In the past, we paid cash for our inventory purchases. With this new business, we plan on negotiating credit terms with our vendors. We also paid cash for our equipment purchases. In the future, we plan to finance some of our equipment purchases by short term bank borrowings and by establishing a working capital line of credit.

Recent Financings

Note payable

On October 12, 2006, a loan payable in the amount of $19,600, bearing interest at 12% per annum, was received. Principal and accrued interest due in 90 days. As at October 31, 2006, we had accrued $123 in interest in relation to this note.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended October 31, 2006 included in this Report. We have identified the following accounting policy, described below, as the most important to an understanding of our current financial condition and results of operations.

Development stage company

As defined by SFAS No. 7, Consolidated Financial Statements, the Company has been in the development stage since its formation on February 5, 2004, and has not yet realized any revenues from its planned operations. The Company is devoting substantially all of its present efforts towards the change of business as described elsewhere in this Report.

Plan of Operations

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

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this Annual Report, assuming the closing of the acquisition of AI Inc.:

(a)	Personnel costs in the United States:	$100,000
(b)	Product research & development:	$360,000
(c)	Medical research & development	$2,700,000
(d)	US Army research & development	$100,000
(e)	Administration, sales and marketing office:	$160,000
(f)	General and administrative expenses:	$110,000
(g)	Professional fees and expenses, regulatory expenses:	$155,000
(h)	Shareholder communications:	$85,000
(i)	Travel, Miscellaneous, Unallocated	$95,000

Total:		$3,865,000

As of the date of this report, we have approximately $35,000 in working capital. The amounts noted above reflect our current cash resources and assume that we will raise, through equity or convertible debt, approximately $3,835,000 over the next 12 months. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

Other than as detailed above, we do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any large-scale research and development. Any development of research and development functions would be dependent upon securing additional equity or other financing to add to our working capital. The Company plans to hire personal for development and product development research but that is the extent of its planned research and development activities. Under US GAAP, these activities may possibly not be classified as research and development but may be classified as expenses given that the costs are associated with paying salaries to the two individuals.

We believe we have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives, including but not limited to completion of our manufacturing facilities and production lines. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Aegis Industries, Inc.
(formerly Major Creations Incorporated)
(A Development Stage Company)

Report and Financial Statements
October 31, 2006 and 2005
(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Aegis Industries, Inc.
(formerly Major Creations Incorporated)
(A Development Stage Company)

We have audited the accompanying balance sheets of Aegis Industries, Inc. (formerly Major Creations Incorporated) (A Development Stage Company) as of October 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended October 31, 2006 and 2005 and for the period from February 5, 2004 (Date of Inception) to October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Aegis Industries, Inc (formerly Major Creations Incorporated) as of October 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended October 31, 2006 and 2005 and the period from February 5, 2004 (Date of Inception) to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
January 18, 2007, except as to Note 10(iv) which is as	CHARTERED ACCOUNTANTS
of January 25, 2007

750 WEST PENDER STREET, SUITE 604 VANCOUVER, CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

Aegis Industries, Inc.
(formerly Major Creations Incorporated)
(A Development Stage Company)
Balance Sheets October 31, 2006 and 2005
(Stated in US Dollars)

	2006	2005
ASSETS

Current
Cash	$-	$5,811

Inventory (note 4)	23,598	-
Equipment, net (note 5)	11,279	-
Web site development, net of accumulated amortization of $500	1,500	-

	$36,377	$5,811

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,444	$4,400
Loan payable (note 6)	19,723	-

	45,167	4,400

STOCKHOLDERS' EQUITY
Capital stock (note 8)
Common $0.001 par value
200,000,000 shares authorized (2005: 75,000,000);
91,800,000 shares issued and outstanding
(2005: 148,400,000)	2,550	4,150
Additional paid in capital	115,950	19,350
Deficit accumulated during development stage	(127,290)	(22,089)

	(8,790)	1,411

	$36,377	$5,811

Nature and Continuance of Operations (note 1)
Commitments (note 10)
Subsequent Events (notes 1 and 10)
Related Party Transactions (notes 8(b), 9 and 10)

The accompanying notes are an integral part of these financial statements.

Aegis Industries, Inc.
(formerly Major Creations Incorporated)
(A Development Stage Company)
Statements of Operations
for the year ended October 31, 2006 and 2005 and for the period from February 5, 2004 (Date of inception)
to October 31, 2006
(Stated in US Dollars)

			Cumulative from
			February 5, 2004
			(Date of
			Inception) to
	2006	2005	October 31, 2006

Expenses
Amortization	$2,159	$-	$2,159
Consulting fees	4,341	-	4,341
Marketing and promotion	20,707	-	21,605
Office and administrative	6,605	464	7,132
Organizational costs	-	-	1,189
Professional fees	61,536	14,600	77,636
Supplies and materials	4,264	-	7,639
Write-down of inventory (note 4)	5,589	-	5,589

Net loss	$105,201	$15,064	$127,290

Net loss per share - basic and diluted	$0.00	$0.00

Weighted Average Shares Outstanding	143,506,849	149,400,000

The accompanying notes are an integral part of these financial statements.

Aegis Industries, Inc.
(formerly Major Creations Incorporated)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from February 5, 2004 [Date of Inception] to October 31, 2006
(Stated in US Dollars)

				Accumulated
				Deficit during	Total
	Common Stock		Additional Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash at $0.000027778	72,000,000	2,000	-	-	2,000
Stock issued for cash at $0.000277778	77,400,000	2,150	19,350	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	149,400,000	4,150	19,350	(7,025)	16,475
Net loss for the year	-	-	-	(15,064)	(15,064)

Balance, October 31, 2005	149,400,000	4,150	19,350	(22,089)	1,411
Stock issued for cash at $0.002777778	34,200,000	950	94,050	-	95,000
Stock returned to treasury	(91,800,000)	(2,550)	2,550	-	-
Net loss for the year	-	-	-	(105,201)	(105,201)

Balance, October 31, 2006	91,800,000	$2,550	$115,950	$(127,290)	$(8,790)

The number of shares issued and outstanding have been restated to give retrospective effect for a forward stock split on a thirty-six to one basis effective September 9, 2006.

The accompanying notes are an integral part of these financial statements.

Aegis Industries, Inc.
(formerly Major Creations Incorporated)
(A Development Stage Company)
Statements of Cash Flows
for the years ended October 31, 2006 and 2005 and for the period from February 5, 2004 (Date of inception)
to October 31, 2006
(Stated in US Dollars)

			Cumulative from
			February 5, 2004
			(Date of
			Inception) to
	2006	2005	October 31, 2006

Cash Flows from (used in)
Operating Activities
Net loss for the year	$(105,201)	$(15,064)	$(127,290)
Items not affecting cash:
- amortization	2,159	-	2,159
- office and administration	123	-	123
- write-down of inventory	5,589	-	5,589
Change in non-cash working capital
balance related to operations:
- accounts payable and accrued
liabilities	21,044	2,900	25,444

Cash Flows - Operating Activities	(76,286)	(12,164)	(93,975)

Cash flows used in
Investing Activities
Acquisition of equipment	(12,938)	-	(12,938)
Web site development	(2,000)	-	(2,000)
Acquisition of inventory	(29,187)	-	(29,187)

Cash Flows - Investing Activities	(44,125)	-	(44,125)

Cash flows from Financing Activities
Proceeds from loan payable	19,600	-	19,600
Proceeds from issue of common stock	95,000	-	118,500

Cash Flows - Financing Activities	114,600	-	138,100

Net Decrease in Cash	(5,811)	(12,164)	-

Cash, Beginning of Period	5,811	17,975	-

Cash, End of Period	$-	$5,811	$-

The accompanying notes are an integral part of these financial statements.

1.	Nature of operations and going concern

Aegis Industries, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004 under the name Major Creations Incorporated. On December 5, 2006, the Company changed its name to Aegis Industries, Inc. (see note 10). The Company is listed on the Over-the-Counter Bulletin Board.

The Company has had limited operations as a retailer of vintage style compact diesel tractors. The Company intends to engage in the business of designing, developing and manufacturing intermediate force options for military, law enforcement and security forces. To facilitate this change in business, on November 30, 2006, the Company signed a letter of intent whereby it would acquire substantially all the assets of Aegis Industries, Inc. (“AI Inc.”) for the issuance of 15,000,000 shares of common stock (see note 10).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $127,290 since its inception, has a working capital deficiency of $45,167 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

2.	Summary of significant accounting policies

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a.	Development stage company

As defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company has been in the development stage since its formation on February 5, 2004, and has not yet realized any revenues from its planned operations. The Company is devoting substantially all of its present efforts towards the change of business as described in note 1 and note 10. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

	b.	Organization and start-up costs
Costs of start-up activities, including organizational costs, are expensed as incurred.

	c.	Equipment
Equipment is stated at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer equipment	30% per annum
Furniture and equipment	20% per annum
Tools	20% per annum

d.	Inventory
Inventory consists of parts used to produce final products for resale and is valued at the lower of cost and market value in accordance with SFAS No. 151, Inventory Costs.

e.	Website development

The Company recognizes the costs incurred in the development of the Company’s website in accordance with Emerging Issues Task Force (“EITF”) 00-2, Accounting for Website Development Costs, and, with provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred.

f.	Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

g.	Income taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

h.	Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i.	Recent Accounting Pronouncements

Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on the accompanying financial statements.

3.	Financial instruments

	a.	Credit risk

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At October 31, 2006, the Company did not have cash balances.

	b.	Fair values

The Company has various financial instruments, including cash, accounts payable and accrued liabilities and loan payable. Unless otherwise noted, these monetary assets and liabilities are stated at amounts that approximate their fair values.

	c.	Liquidity risk
The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

4.	Inventory

During the year ended October 31, 2006, the Company acquired inventory of two Kubota tractors at a cost of $29,187. At October 31, 2006, the Company wrote down these tractors to their estimated market value of $23,598.

5.	Equipment

		2006
		Accumulated
	Cost	Amortization	Net
Computer equipment	$4,680	$702	$3,978
Office furniture	386	39	347
Tools	7,872	918	6,954
	$12,938	$1,659	$11,279

At October 31, 2005, the Company had no equipment.

6.	Loan payable

The loan payable is unsecured, bears interest at 12% per annum and is due January 9, 2007. Accrued interest of $123 is included in loan payable at October 31, 2006.

7.	Income taxes

Under Internal Revenue Code Section 382, the utilization of a corporation's net operating loss carry forwards may be limited or eliminated following a greater than 50% change in ownership of the value of the Company. Due to prior transactions, the Company's net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carry forward period. The Company has not yet determined the limitation as defined by Internal Revenue Code Section 382. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

The following table summarizes the significant components of the Company’s deferred tax asset:

	2006	2005

Deferred tax asset
Non-capital loss carryforward	$26,930	$3,313
Valuation allowance for deferred tax asset	(26,930)	(3,313)

	$-	$-

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at October 31, 2006 and 2005.

As of October 31, 2006, Company had approximately $122,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2024.

8.	Capital stock

	a.	Forward split

Effective September 9, 2006, the Company forward split its issued common shares on the basis of thirty-six new shares for one old share. The number of shares referred to in these financial statements has been restated to give retrospective effect on the forward stock split.

The retrospective restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin, Topic 4(c). The number of common shares outstanding pre-forward stock split was 2,550,000, and after giving effect to the forward split, the outstanding common shares totaled 91,800,000.

In September 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001.

	b.	Common stock issued for cash
In January 2006, the Company issued 34,200,000 shares of common stock for proceeds of $95,000.

	c.	Common stock returned to treasury

In June 2006, three former directors of the Company returned 91,800,000 shares of common stock to the treasury for cancellation. The par value of these shares was transferred to additional paid-in capital.

9.	Related party transactions – Notes 8 and 10

During the period February 5, 2004 (Date of Inception) to October 31, 2004, the Company issued 149,400,000 shares of common stock for $23,500 to directors of the Company.

10.	Subsequent Events

i)

On November 15, 2006, the Company received loan proceeds of $5,000. The amount is due on demand but demand cannot be made earlier than May 15, 2007. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

ii)

On November 21, 2006, the Company entered into a one year contract for marketing and communications consulting services. In consideration, the Company will pay a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment can be terminated by either party with 30 days’ written notice.

iii)

On November 28, 2006, the Company received loan proceeds of $315,000. The amount is due on demand but demand cannot be made earlier than May 28, 2007. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

iv)

Effective November 16, 2006, the Company signed a letter of intent (the “Letter”) whereby in consideration for the issuance of 15,000,000 shares of common stock, the Company will acquire 100% of the issued and outstanding shares of common stock outstanding of Aegis Industries, Inc., a Delaware company (“AI Inc.”).

Working together with the AI Inc., the Company will secure $11,000,000 in financing as follows:

(i)	$2,000,000 on or before February 28, 2007;
(ii)	an additional $2,000,000 on or before May 31, 2007;
(iii)	an additional $2,000,000 on or before August 30, 2007; and
(iv)	an additional $5,000,000 on or before April 30, 2008.

By amending agreement dated January 25, 2007, a definitive agreement will be entered into on or before February 28, 2007. The definitive agreement will provide for the payment of 600,000 shares of the Company’s common stock as a finder’s fee.

The acquisition of Target Co. will constitute a change in business to the design, development and manufacture of intermediate force options for military, law enforcement and security forces.

On December 1, 2006, $295,283 was advanced to AI Inc. The principal amount is non-interest bearing and is due on demand. Any payments in arrears bear interest at 10% per annum calculated annually.

v)

On December 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice.

vi)

On December 1, 2006, the Company entered into a contract for management services with a director and officer of the Company requiring the payment of $4,000 per month for a period of two years expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ notice.

vii)	On November 29, 2006, the Company incorporated a Colorado subsidiary with the name Aegis Industries, Inc. and merged with it on December 7, 2006 for the purpose of effecting a name change.

viii)

On December 20, 2006, the Company received loan proceeds of $100,000. This amount is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

ix)

On January 2nd, 2007, the Company entered into an office lease at $2,350 per month expiring June 30, 2007. Occupancy beyond the expiry date will be on a month to month basis subject to a sixty day notice of termination by either party.

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

ITEM 8B.   Other Information

None

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

The following sets forth certain biographical information concerning our current directors and executive officers:

Directors and Executive Officers

Paul Evancoe, President, Member of the Board of Directors
Paul Evancoe has been appointed, effective November 5, 2006, as President and Director of the Registrant. Mr. Evancoe is a former Navy SEAL with extensive experience in military special operations (1965-1989). He served as the director Special Operations, Office of the Coordinator for Counterterrorism, U.S. Department of State (1989-1993), and director, Office of Emergency Response at DoE’s National Nuclear Security Administration (1994-2004) where he headed the Nuclear Emergency Support Team (NEST) and its nuclear counterterrorism world-wide mission. From 2004 through 2006 he was the Vice President for Military Operations at FNH USA, the largest military firearms manufacturer in the world, and is responsible for all military marketing and sales in the US as well as strategic development of new weapon systems to meet emergent and future customer requirements. Mr. Evancoe has extensive experience in special operations, political-military strategic planning and policy analysis and weapon systems engineering. He holds a Bachelor of Science in Industrial Technology and graduate degrees and certificates in Human Resource Development, Political-Military Strategic Planning and Weapon Systems Engineering.

Dennis Mee, Chief Financial Officer, Member of the Board of Directors
Mr. Mee is the founder of D.W. MEE and Associates, a Management Consulting firm for companies since 2002. His services include providing financing/accounting, strategic planning and other operational management expertise for small start-up companies. Prior to 2002, Mr. Mee acted as a CFO for Essentially Yours Industries, a distributor of wellness and health products in North America. From 1988-1993, Mr. Mee was Vice President, Finance for Cable & Wireless Telecommunications Inc., a provider of telecommunication services, networks and equipment with annual sales of over $80 million. Mr. Mee managed an extensive staff and oversaw and had direction of all finance, purchasing, human resources, corporate affairs and MIS functions during his tenure with the company.

David Kirby, Member of the Board of Directors
Mr. Kirby has been employed, for the last five years, as an independent financial advisor and placement agent specializing in advising and raising capital for US and international private equity and mezzanine debt partnerships. His employer for the previous five years has been Kirby Capital Advisors of New Canaan, CT. Mr. Kirby is a graduate of Harvard Graduate School of Business Administration (MBA) and also holds a Bachelor of Science in Civil Engineering from the Georgia Institute of Technology. Mr. Kirby has performed work for AI Inc. over the past two years.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended October 31, 2006, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Date of
Insider	Filing	Transaction	Filing Date

Stanley Major	Form 3	15-Nov-05	25-Jan-06
William Major	Form 3	15-Nov-05	01-Feb-06
Terence Major	Form 3	15-Nov-05	01-Mar-06

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have not commenced operations. Because we are a small company, we expect that when we commence operations, management will communicate our ethical and business expectations effectively on an informal and personal basis with employees. As the Company grow, we expect we will need to develop written and codified ethics for employees.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received compensation during the fiscal year ended October 31, 2006. As of the date of this Report, we have a compensation agreement with an officer.

Equity Compensation

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

Employment Agreements

We do not have written employment agreements with any of our key employees. AI Inc. entered into an employment agreement, dated December 15, 2006 but effective December 1, 2006, with Paul Evancoe, the Company’s president. The term of the employment agreement is for a period of three years, expiring on December 14, 2009. Pursuant to the terms of the employment agreement, AI Inc. agreed to pay Mr. Evancoe $250,000 per year, plus benefits.

Management Agreement
We entered into a contract for management services dated December 1, 2006, with Dennis Mee. The term of the consulting agreement is for a period of two years, expiring on November 30, 2008. Pursuant to the terms of the management agreement, we agreed to pay Mr. Mee $4,000 per month. This agreement can be terminated by either the Company or the Mr. Mee with 30 days’ written notice.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 29, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of January 29, 2007, there were 91,800,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of January 29, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name and Address of	Number of Shares	Percent of Class
Beneficial Owner	Beneficially Owned
Mr. Paul Evancoe		0%
104 South Second Street	NONE
Bellevue, Idaho, 83313
Mr. Dennis Mee		0%
1480 Foster Street, Suite 28	NONE
White Rock, BC V4B 3X7
Mr. David Kirby		0%
24 Father Peters' Lane	NONE
New Canaan, Connecticut, 06840
	-	0%
All officers and directors as a group
	-	91,800,000

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of January 29, 2007 are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 91,800,000 shares of our common stock outstanding as of January 29, 2007.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our former directors, directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Mr. Stanley Major, a former President and former member of our board of directors, purchased 2,000,000 (72,000,000 post-split) shares of common stock on February 5, 2004 for $2,000 or $0.001 per share.

On March 31, 2004, Mssrs. Stanley Major, William Major and Terence Major, both former directors of the Company, purchased 1,600,000 (57,600,000 post-split), 300,000 (10,800,000 post-split) and 250,000 (9,000,000 post-split) shares of common stock respectively, for an aggregate of $21,500 or $0.01 per share.

On June 28, 2006, Mssrs. Stanley Major, William Major and Terence Major returned 2,000,000 (7,200,000 post-split), 300,000 (10,800,000 post-split), 250,000 (9,000,000 post-split) shares of common stock respectively to the treasury for cancellation.

ITEM 13.     EXHIBITS.

Exhibit	Index

3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.
3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.
3.3	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.
10.1	Management agreement with Dennis Mee, incorporated by reference from Exhibit 10.1 to our Form 8-K filed December 5, 2006.
10.2	Non-binding Letter of Intent between the Company and AI Inc., dated November 16, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed November 17, 2006.
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended October 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $19,296, and $9,100, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended October 31, 2006 and 2005.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended October 31, 2006 and 2005.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended October 31, 2006 and 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on it behalf by the undersigned, thereto duly authorized.

AEGIS INDUSTRIES, INC.

By:	/s/ Paul Evancoe
Paul Evancoe
President, CEO and Director

Date: January 29, 2007

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:

By:	/s/ Dennis Mee
Dennis Mee
Chief Financial Officer, Secretary and Director

Date: January 29, 2007

By:	/s/ David Kirby
David Kirby
Director

Date: January 29, 2007

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Exchange Act by non-reporting issuers

No annual report or proxy material was sent to security holders during the financial year ended October 31 2006.