Form 10QSB
period 2007-01-31
AEGIS INDUSTRIES, INC.
filed 2007-03-14
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-122870

AEGIS INDUSTRIES, INC.
(formerly Major Creations Incorporated)
(Exact name of registrant as specified in its charter)

NEVADA	98-0420577
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

75200 Shady Grove Road, Suite 202, Rockville, MD 20850
(Address of principal executive offices) (Zip Code)

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

Number of shares outstanding of Registrant's class of common stock as of March 14, 2007: 91,800,000

Authorized share capital of the registrant: 200,000,000 common shares, par value of $0.001

The Company recorded $0 revenue for the quarter ended January 31, 2007

FORWARD-LOOKING STATEMENTS

This Report on Form 10QB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aegis Industries, Inc.
(A Development Stage Company)

Interim Financial Statements
January 31, 2007
(Stated in US Dollars)
(Unaudited)

Aegis Industries, Inc.
(A Development Stage Company)
Interim Balance Sheets
January 31, 2007 and October 31, 2006
(Stated in US Dollars)
(Unaudited)

	January 31, 2007	October 31, 2006
ASSETS
Current
Cash	$19,191	$-
Prepaid expenses	28,990	-
Notes receivable (note 3)	545,365	-

	593,546	-
Inventory	23,598	23,598
Equipment, net	10,515	11,279
Web site development, net	-	1,500

	$627,659	$36,377

LIABILITIES
Current
Accounts payable and accrued liabilities	$60,500	$25,444
Loans payable (note 4)	678,975	19,723

	739,475	45,167

STOCKHOLDERS' EQUITY
Capital stock (note 5)
Common $0.001 par value
200,000,000 shares authorized;
91,800,000 shares issued and outstanding	2,550	2,550
Additional paid in capital	115,950	115,950
Deficit accumulated during development stage	(230,316)	(127,290)

	(111,816)	(8,790)

	$627,659	$36,377

The accompanying notes are an integral part of these financial statements.

Aegis Industries, Inc.
(A Development Stage Company)
Interim Statements of Operations
For the three months ended January 31, 2007 and 2006
and for the period from February 5, 2004 [Date of Inception]
to January 31, 2007
(Stated in US Dollars)
(Unaudited)

			Cumulative from
	For the three months ended		February 5, 2004
	January 31,		(Date of Inception)
	2007	2006	to January 31, 2007

Expenses
Amortization	$764	$-	$2,923
Consulting fees	-	-	4,341
Interest expense	8,852	-	8,974
Management fees	8,480	-	8,480
Marketing and promotion	43,320	7,337	64,925
Office and administrative	7,878	4,167	22,527
Organizational costs	-	-	1,189
Professional fees	32,314	2,742	109,950
Write-down of inventory	-	-	5,589
Write-off of website development	1,500	-	1,500
Loss	(103,108)	(14,246)	(230,398)

Interest income	82	-	82

Net loss	$(103,026)	$(14,246)	$(230,316)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	91,800,000	151,258,680

The accompanying notes are an integral part of these financial statements.

Aegis Industries,Inc.
(A Development Stage Company)
Interim Statements of Stockholders' Equity (Deficit)
For the period from February 5, 2004 [Date of Inception]
to January 31, 2007
(Stated in US Dollars)
(Unaudited)

				Accumulated Deficit
	Common Stock		Additional Paid-in	during Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash at $0.000027778	72,000,000	2,000	-	-	2,000
Stock issued for cash at $0.000277778	77,400,000	2,150	19,350	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	149,400,000	4,150	19,350	(7,025)	16,475
Net loss for the year	-	-	-	(15,064)	(15,064)

Balance, October 31, 2005	149,400,000	4,150	19,350	(22,089)	1,411
Stock issued for cash at $0.002777778	34,200,000	950	94,050	-	95,000
Stock returned to treasury	(91,800,000)	(2,550)	2,550	-	-
Net loss for the year	-	-	-	(105,201)	(105,201)

Balance, October 31, 2006	91,800,000	2,550	115,950	(127,290)	(8,790)
Net loss for the period				(103,026)	(103,026)

Balance, January 31, 2007	91,800,000	$2,550	$115,950	$(230,316)	$(111,816)

The accompanying notes are an integral part of these financial statements.

Aegis Industries, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
For the three months ended January 31, 2007 and 2006
and for the period from February 5, 2004 [Date of Inception]
to January 31, 2007
(Stated in US Dollars)
(Unaudited)

			Cumulative from
	For the three months ended		February 5, 2004
	January 31,		(Date of Inception) to
	2007	2006	January 31, 2007

Cash Flows from (used in)
Operating Activities
Net loss for the year	$(103,026)	$(14,246)	$(230,316)
Items not affecting cash:
- amortization	764	-	2,923
- interest accruals	8,770	-	8,893
- write-down of inventory	-	-	5,589
- write-off of website development	1,500	-	1,500
Change in non-cash working capital balance
related to operations:			-
- prepaid expenses	(28,990)	-	(28,990)
- accounts payable and accrued
liabilities	35,056	120	60,500

Cash Flows - Operating Activities	(85,926)	(14,126)	(179,901)

Cash flows used in
Investing Activities
Acquisition of equipment	-	-	(12,938)
Web site development	-	-	(2,000)
Notes receivable	(545,282)	-	(545,282)
Acquisition of inventory	-	-	(29,187)

Cash Flows - Investing Activities	(545,282)	-	(589,407)

Cash flows from Financing Activities
Proceeds from loan payable	650,400	-	670,000
Proceeds from issue of common stock	-	95,000	118,500

Cash Flows - Financing Activities	650,400	95,000	788,500

Net Increase in Cash	19,192	80,874	19,192

Cash, Beginning of Period	-	5,811	-

Cash, End of Period	$19,192	$86,685	$19,192

The accompanying notes are an integral part of these financial statements.

Aegis Industries, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
January 31, 2007 and October 31, 2006
(Stated in US Dollars)
(Unaudited)

1.      Interim Reporting

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s October 31, 2006, audited financial statements.

The results of operations for the three months ended January 31, 2007, are not indicative of the results that may be expected for the full year.

2.      Nature and Continuance of Operations

Aegis Industries, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004 under the name Major Creations Incorporated. On December 5, 2006, the Company changed its name to Aegis Industries, Inc. The Company is listed on the Over-the-Counter Bulletin Board.

The Company has had limited operations as a retailer of vintage style compact diesel tractors. The Company intends to engage in the business of designing, developing and manufacturing intermediate force options for military, law enforcement and security forces. To facilitate this change in business, on November 30, 2006, and as amended on January 25, 2007, the Company signed a letter of intent whereby it would acquire substantially all the assets of Aegis Industries, Inc. (“AI Inc.”) for the issuance of 15,000,000 shares of common stock (see note 7).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $230,316 since its inception, has a working capital deficiency of $145,929 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

3.      Notes Receivable

a.

On December 1, 2006, the Company loaned $295,283 to AI Inc. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 10% per annum, calculated annually;

b.

On January 31, 2007, the Company loaned $250,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum, calculated annually. Accrued interest of $82 is included in notes receivable at January 31, 2007.

4.      Loans Payable

a.

On October 12, 2006, the Company received loan proceeds of $19,600, accruing interest at 12% per annum. On January 15, 2007, the principal amount of the loan was repaid. Accrued interest of $619 (October 31, 2006 - $123) has not yet been paid and is included in loans payable at January 31, 2007;

b.

On November 15, 2006, the Company received loan proceeds of $5,000. The amount is unsecured and is due on demand but demand cannot be made earlier than May 15, 2007. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $128 is included in loans payable at January 31, 2007;

c.

On November 28, 2006, the Company received loan proceeds of $315,000. The amount is unsecured and is due on demand but demand cannot be made earlier than May 28, 2007. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $6,732 is included in loans payable at January 31, 2007;

d.

On December 20, 2006, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $1,414 is included in loans payable at January 31, 2007;

e.

On January 31, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $82 is included in loans payable at January 31, 2007.

5.      Capital Stock

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

6.      Related Party Transactions

During the three months ended January 31, 2007, the Company paid management fees totaling $8,480 (2006 : $Nil) to a company controlled by a director and officer of the Company.

7.      Commitments

a.

On November 21, 2006, the Company entered into a one year contract for marketing and communications consulting services, for a monthly fee of $5,000. This commitment can be terminated by either party with 30 days’ written notice;

b.

Effective November 16, 2006, the Company signed a letter of intent (the “Letter”) whereby in consideration for the issuance of 15,000,000 shares of common stock, the Company will acquire 100% of the issued and outstanding shares of common stock outstanding of Aegis Industries, Inc., a Delaware company (“AI Inc.”);

Working together with the AI Inc., the Company will secure $11,000,000 in financing as follows:

	(i)	$2,000,000 on or before February 28, 2007 (extended to April 30, 2007);
	(ii)	an additional $2,000,000 on or before May 31, 2007;
	(iii)	an additional $2,000,000 on or before August 30, 2007; and
	(iv)	an additional $5,000,000 on or before April 30, 2008.

By amending agreement dated January 25, 2007and March 8, 2007, a definitive agreement will be entered into on or before April 30, 2007. The definitive agreement will provide for the payment of 600,000 shares of the Company’s common stock as a finder’s fee.

The acquisition of AI Inc. will constitute a change in business to the design, development and manufacture of intermediate force options for military, law enforcement and security forces.

During the three months ended January 31, 2007, AI Inc. paid expenses on behalf of the Company, totaling $37,785. This amount is included in accounts payable and accrued liabilities on the balance sheet at January 31, 2007;

c.

On December 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice;

d.

On December 1, 2006, the Company entered into a contract for management services with a company controlled by a director and officer of the Company requiring the payment of $4,000 per month for a period of two years expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ notice;

e.

On January 5th, 2007, the Company entered into an office lease at $2,350 per month expiring June 30, 2007. Occupancy beyond the expiry date will be on a month to month basis subject to a sixty day notice of termination by either party.

8.      Comparative Figures

Certain of the prior period’s comparative figures for the three months ended January 31, 2006 and for the period February 5, 2004 (Date of Inception) to January 31, 2007 have been reclassified to conform with the presentation used in the current period.

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
The Company may grant share purchase options to employees in the future although it does not have a share based compensation plan in place as of today. If the Company does this, it will account for options granted to our directors and employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and its related interpretations, and according FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other share-based compensation in the future, our net income could be adversely affected.

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

GENERAL

Aegis Industries, Inc. (formerly Major Creations Incorporated ) (“Aegis” or the “Company”) was incorporated under the laws of the state of Nevada on February 5, 2004, and was engaged in the business of selling new, small diesel tractors which were modified to have a vintage styled appearance. With the appointment of new directors and officers of the Company in November 2006, the Company no longer intends to pursue this business. The Company has entered into a non-binding Letter of Intent (“Letter”) with Aegis Industries, Inc., a Delaware corporation (“AI Inc.”), a company in the business of designing, developing and manufacturing intermediate force options for military, law enforcement and security forces, to acquire all of the issued and outstanding shares of AI Inc. The shareholders of AI Inc. are not signatories to the Letter and, as a result, it is not binding upon them.

The Letter contemplates the Company performing a number of due diligence procedures on the business and affairs of AI Inc., including review of its financial statements. AI Inc. does not at this time have significant revenues. By amending agreement dated January 25, 2007 and March 8, 2007, the Letter further contemplates that the Company and the shareholders of AI Inc. enter into a definitive agreement on or before April 30, 2007 on similar terms and conditions as outlined in the Letter.

The Letter calls for the issuance of up to 15,000,000 common shares of the Company in exchange for the purchase of all of the issued and outstanding shares of AI Inc. The intent is that the shareholders of AI Inc. should hold, after closing, that number of common shares of the Company which is equal to approximately 25% of the issued and outstanding shares of the Company.

The Letter, as amended, provides that the definitive agreement shall state that closing is to occur on or before April 30, 2007. It is the intention, as stated in the Letter as amended, that the Company should raise funds totaling $11,000,000 as follows: $2,000,000 on or before April 30, 2007; $2,000,000 on or before May 31, 2007; $2,000,000 on or before August 30, 2007; and an additional $5,000,000 on or before April 30, 2008.

As of the date of this Report, the Company does not have these funds available to it at this time and cannot say that these funds will be made available to it. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any.

Pursuant to the Letter, as amended, the Company has loaned $545,283 to AI Inc.

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

RESULTS OF OPERATIONS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited financial statements and notes filed on Form 10-KSB on January 29, 2007.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company does not currently have a business and, accordingly, has yet to generate revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

We have financed our operations since inception primarily through private sales of securities. As of January 31, 2007 we had $19,191 in cash, and a working capital deficiency of $145,929.

Three-month period ended January 31, 2007

The following table sets forth our statements of operations for the quarter ended January 31, 2007.

Expenses
Corporate development, marketing and promotion	$43,320
Professional fees	32,314
Management fees	8,480
Interest expense	8,852
Other, general and administrative	10,142
Loss before other items	(103,108)

Interest income	82

Net loss	$(103,026)

As discussed above, in 2005, we had no business, and in 2006, our business focus began to change to designing, developing and manufacturing intermediate force options for military, law enforcement and security forces, from the sale of vintage styled tractors, with the Company entering into the non-binding Letter with AI Inc. as described above. Due to the significant changes in our operations, we believe that a comparison of results of operations for the first quarter of the years ended October 31, 2007 and 2006 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the quarter ended January 31, 2007, we had no revenues from operations, and interest income of $82.

Expenses and general and administrative expenses

During the fiscal quarter ended January 31, 2007, the Company incurred total expenses of $103,108. These expenses were related mainly to costs associated with the contemplated change in business and activities associated with the maintenance of a public listing, such as communication shareholders, legal and accounting fees, and corporate development and promotion. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Discontinued Operations

Due to the contemplate significant changes in business, we anticipate that part of our results of operations for the year ended October 31, 2006 and all the results for the period form Inception to October 31, 2005, will be as reclassified as results from discontinued operations to conform to this new business and presentation.

Liquidity and Capital Resources

As of January 31, 2007, we had cash and cash equivalents of $19,191 and working capital deficiency of $145,929. Since inception, we funded our operations from private sales of equity and short term borrowings. We believe our current strategies will provide sufficient working capital to fund our operations for at least the next 12 months assuming we enter into a definitive agreement with AI Inc. Changes in our operating plans , increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the quarter ended January 31, 2007, we used $85,925 of cash in operations. Net cash used by operating activities reflected $28,990 in prepaid expenses, $764 in amortization, an increase in accounts payable of $35,057 and increase in accrued interest of $8,770. Investment activities used $545,283 of cash during the period, which consisted of loans to AI Inc.

Financing activities provided $650,400 of cash during the period from demand loans.

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

Recent Financings

Notes payable

On October 12, 2006, a loan payable in the amount of $19,600, bearing interest at 12% per annum, was received. Principal and accrued interest due in 90 days. On January 15, 2007, the principal amount of the loan was repaid. As at January 31, 2007 $619 in accrued interest was due in relation to this note.

On November 15, 2006, the Company received loan proceeds of $5,000. The amount is unsecured and is due on demand but demand cannot be made earlier than May 15, 2007. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $128 is included in loans payable at January 31, 2007.

On November 28, 2006, the Company received loan proceeds of $315,000. The amount unsecured and is due on demand but demand cannot be made earlier than May 29, 2007. The principal amount bears interest at 12% per annum calculated monthly. Accrued interest of $6,732 is included in loans payable at January 31, 2007.

On December 20, 2006, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Accrued interest of $1,414 is included in loans payable at January 31, 2007.

On January 31, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Accrued interest of $82 is included in loans payable at January 31, 2007.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended October 31, 2006 files on Form 10KJSB on January 29, 2007 and in Note 2 of our financial statements for the quarter ended January 31, 2007 included in this Report. We have identified the following accounting policy, described below, as the most important to an understanding of our current financial condition and results of operations.

Development stage company

As defined by SFAS No. 7, Financial Statements, the Company has been in the development stage since its formation on February 5, 2004, and has not yet realized any revenues from its planned operations. The Company is devoting substantially all of its present efforts towards the change of business as described elsewhere in this Report.

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

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties.

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this Report, assuming the closing of the acquisition of AI Inc.:

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

As of the date of this report, we have $19,191 in cash. The amounts noted above reflect our current cash resources and assume that we will raise, through equity or convertible debt, approximately $4,000,000 over the next 12 months. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870

3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

3.3	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

10.1	Management agreement with Dennis Mee, incorporated by reference from Exhibit 10.1 to our Form 8-K filed December 5, 2006

10.2	Non-binding Letter of Intent between the Company and AI Inc., dated November 16, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed November 17, 2006.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on it behalf by the undersigned, thereto duly authorized.

AEGIS INDUSTRIES, INC.

By:	/s/ Paul Evancoe
Paul Evancoe
President, CEO and Director

Date: March 14, 2007

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:

By:	/s/ Dennis Mee
Dennis Mee
Chief Financial Officer, Secretary and Director

Date: March 14, 2007

By:	/s/ David Kirby
David Kirby
Director

Date: March 14, 2007