Form 10QSB
period 2007-04-30
AEGIS INDUSTRIES, INC.
filed 2007-06-14
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number: 000-51936

FORTIFIED HOLDINGS CORP.
(formerly Aegis Industries Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	98-0420577
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

75200 Shady Grove Road, Suite 202, Rockville, Maryland 20850
(Address of principal executive offices)

(604) 319-0043
(Issuer’s telephone number)

Aegis Industries Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

As of June 14, 2007, the registrant had outstanding 91,800,000 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Balance Sheets
April 30, 2007 and October 31, 2006
(Stated in US Dollars)
(Unaudited)

	April 30, 2007	October 31, 2006
ASSETS
Current
Cash	$13,892	$-
Prepaid expenses	19,990	-
Notes receivable (note 4)	1,286,401	-

	1,320,283	-
Inventory	23,598	23,598
Equipment, net	9,751	11,279
Web site development, net	-	1,500

	$1,353,632	$36,377

LIABILITIES
Current
Accounts payable and accrued liabilities	$76,504	$25,444
Convertible notes, net of discount (note 6)	504,767	-
Loans payable (note 5)	1,032,752	19,723

	1,614,023	45,167

STOCKHOLDERS' DEFICIT
Capital stock (note 7)
Common $0.001 par value
200,000,000 shares authorized;
91,800,000 shares issued and outstanding	91,800	91,800
Additional paid in capital	526,700	26,700
Deficit accumulated during development stage	(878,891)	(127,290)

	(260,391)	(8,790)

	$1,353,632	$36,377

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Statements of Operations
For the three and six months ended April 30, 2007 and 2006
and for the period from February 5, 2004 [Date of Inception]
to April 30, 2007
(Stated in US Dollars)
(Unaudited)

					Cumulative from
					February 5, 2004
	For the three months ended		For the six months ended		(Date of
	April 30,		April 30,		Inception) to
	2007	2006	2007	2006	April 30, 2007

Expenses
Amortization	$764	$298	$1,528	$298	$3,687
Consulting fees	-	4,341	-	4,341	4,341
Interest expense	529,670	-	538,522	-	538,644
Management fees (note 8)	12,720	-	21,200	-	21,200
Marketing and promotion	61,411	13,370	104,731	20,707	126,336
Office and administrative	15,754	6,524	23,632	10,691	38,281
Organizational costs	-	-	-	-	1,189
Professional fees	44,292	8,825	76,606	11,567	154,242
Write-down of inventory	-	-	-	-	5,589
Write-off of website development	-	-	1,500	-	1,500
Loss	(664,611)	(33,358)	(767,719)	(47,604)	(895,009)

Interest income	16,036	-	16,118	-	16,118

Net loss	$(648,575)	$(33,358)	$(751,601)	$(47,604)	$(878,891)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	91,800,000	183,600,000	91,800,000	167,161,320

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Statements of Stockholders' Equity (Deficit)
For the period from February 5, 2004 [Date of Inception] to April 30, 2007
(Stated in US Dollars)
(Unaudited)

				Accumulated
				Deficit during	Total
	Common Stock		Additional Paid-	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash at $0.000027778	72,000,000	72,000	(70,000)	-	2,000
Stock issued for cash at $0.000277778	77,400,000	77,400	(55,900)	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	149,400,000	149,400	(125,900)	(7,025)	16,475
Net loss for the year	-	-	-	(15,064)	(15,064)

Balance, October 31, 2005	149,400,000	149,400	(125,900)	(22,089)	1,411
Stock issued for cash at $0.002777778	34,200,000	34,200	60,800	-	95,000
Stock returned to treasury	(91,800,000)	(91,800)	91,800	-	-
Net loss for the year	-	-	-	(105,201)	(105,201)

Balance, October 31, 2006	91,800,000	91,800	26,700	(127,290)	(8,790)
Convertible notes (note 6)			500,000		500,000
Net loss for the period				(751,601)	(751,601)

Balance, April 30, 2007	91,800,000	$91,800	$526,700	$(878,891)	$(260,391)

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
For the six months ended April 30, 2007 and 2006
and for the period from February 5, 2004 [Date of Inception]
to April 30, 2007
(Stated in US Dollars)
(Unaudited)

			Cumulative from
			February 5, 2004
	For the six months ended		(Date of
	April 30,		Inception) to
	2007	2006	April 30, 2007

Cash Flows from (used in)
Operating Activities
Net loss for the period	$(751,601)	$(47,604)	$(878,891)
Items not affecting cash:
- amortization	1,528	298	3,687
- interest accruals	21,401	-	21,524
- interest accrued for convertible debentures	500,000	-	500,000
- write-down of inventory	-	-	5,589
- write-off of website development	1,500	-	1,500
Change in non-cash working capital balances
related to operations:			-
- prepaid expenses	(19,990)	-	(19,990)
- accounts payable and accrued liabilities	51,060	(2,400)	76,504

Cash Flows - Operating Activities	(196,102)	(49,706)	(290,077)

Cash flows used in
Investing Activities
Acquisition of equipment	-	(12,938)	(12,938)
Web site development	-	(2,000)	(2,000)
Notes receivable	(1,270,283)	-	(1,270,283)
Acquisition of inventory	-	(18,508)	(29,187)

Cash Flows - Investing Activities	(1,270,283)	(33,446)	(1,314,408)

Cash flows from Financing Activities
Proceeds from loan payable	980,277	-	999,877
Proceeds from convertible debentures	500,000	-	500,000
Proceeds from issue of common stock	-	95,000	118,500

Cash Flows - Financing Activities	1,480,277	95,000	1,618,377

Net Increase in Cash	13,892	11,848	13,892

Cash, Beginning of Period	-	5,811	-

Cash, End of Period	$13,892	$17,659	$13,892

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2007 and October 31, 2006
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

The results of operations for the three and six months ended April 30, 2007, are not indicative of the results that may be expected for the full year.

2.	Nature and Continuance of Operations (note 9)

Fortified Holdings Corp. (the “Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004 under the name Major Creations Incorporated. On December 5, 2006, the Company changed its name to Aegis Industries, Inc. On June 5, 2007, the Company incorporated a wholly-owned subsidiary, Fortified Holdings Corp. in the State of Colorado, for the purpose of facilitating a name change. On June 6, 2007, the Company merged with Fortified Holdings Corp. and changed its name to Fortified Holdings Corp. The Company is listed on the Over-the-Counter Bulletin Board.

The Company has had limited operations as a retailer of vintage style compact diesel tractors. The Company intends to engage in the business of designing, developing and manufacturing intermediate force options for military, law enforcement and security forces. To facilitate this change in business, on November 30, 2006, and as amended on January 25, 2007, the Company signed a letter of intent whereby it would acquire substantially all the assets of Aegis Industries, Inc. (“AI Inc.”) for the issuance of 15,000,000 shares of common stock (see note 9).

On May 22, 2007, the Company incorporated a wholly-owned corporation, Aegis Merger Corp. (“AMC”) in the State of Delaware.

On May 31, 2007, the Company agreed to acquire Z5 Technology LLC (“Z5”) (Note 11).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $878,891 since its inception, has a working capital deficiency of $293,740 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

3.	Additional Significant Accounting Policy

Convertible Instruments

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”) and pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

4.	Notes Receivable

a.

On December 1, 2006, the Company loaned $295,283 to AI Inc. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 10% per annum, calculated annually;

b.

On January 31, 2007, the Company loaned $250,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum, calculated annually. Accrued interest of $7,397 is included in notes receivable at April 30, 2007;

c.

On March 16, 2007, the Company loaned $175,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum, calculated annually. Accrued interest of $2,589 is included in notes receivable at April 30, 2007;

d.

On March 19, 2007, the Company loaned $75,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum, calculated annually. Accrued interest of $1,036 is included in notes receivable at April 30, 2007;

e.

On March 26, 2007, the Company loaned $300,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is secured by all of the assets of Al Inc. and is due on demand. Accrued interest of $3,452 is included in notes receivable at April 30, 2007;

f.

On April 5, 2007, the Company loaned $200,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is secured by all of the assets of Z5 and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than

$15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. Accrued interest of $1,644 is included in notes receivable at April 30, 2007;

g.

On May 11, 2007, the Company loaned $250,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007.

5.	Loans Payable

a.

On October 12, 2006, the Company received loan proceeds of $19,600, accruing interest at 12% per annum. On December 15, 2007, the principal amount of the loan was repaid, and on January 15, 2007, the interest due was paid;

b.

On November 15, 2006, the Company received loan proceeds of $5,000. The amount is unsecured and is due on demand but demand cannot be made earlier than May 15, 2007. The principal amount bears interest at 12% per annum calculated monthly. On March 19, 2007, the Company repaid the principal amount, plus $205 in accrued interest;

c.

On November 28, 2006, the Company received loan proceeds of $315,000. The amount is unsecured and is due on demand but demand cannot be made earlier than May 28, 2007. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $15,947 is included in loans payable at April 30, 2007;

d.

On December 20, 2006, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $4,340 is included in loans payable at April 30, 2007;

e.

On January 31, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $7,397 is included in loans payable at April 30, 2007;

f.

On March 15, 2007, the Company received loan proceeds of $335,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $5,066 is included in loans payable at April 30, 2007;

g.

On May 4, 2007, the Company received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually;

h.

On May 9, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually.

6.	Convertible notes

	a.	On April 26, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually from April 1, 2007. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share. Accrued interest of $2,384 is included in loans payable at April 30, 2007. An amount of $250,000 has been recorded in additional paid-in capital at April 30, 2007 for the fair value of the beneficial conversion feature;

b.

On April 26, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually from April 1, 2007. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share. Accrued interest of $2,383 is included in loans payable at April 30, 2007. An amount of $250,000 has been recorded in additional paid-in capital at April 30, 2007 for the fair value of the beneficial conversion feature;

c.

On May 4, 2007, the Company received loan proceeds of $50,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share;

d.

On May 9, 2007, the Company received loan proceeds of $100,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share;

e.

On May 11, 2007, the Company received loan proceeds of $100,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share;

f.

On May 11, 2007, the Company received loan proceeds of $100,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share.

7.	Capital Stock

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

8.	Related Party Transactions

During the three and six month periods ended April 30, 2007, the Company paid management fees totaling $12,720 and $21,200, respectively, (2006 : $Nil) to a company controlled by a director and officer of the Company.

9.	Commitments

a.

On November 21, 2006, the Company entered into a one year contract for marketing and communications consulting services, for a monthly fee of $5,000. This commitment can be terminated by either party with 30 days written notice;

b.

Effective November 16, 2006, the Company signed a letter of intent (the “Letter”) whereby in consideration for the issuance of 15,000,000 shares of common stock, the Company intended to acquire 100% of the issued and outstanding shares of common stock outstanding of Aegis Industries, Inc., a Delaware company (“AI Inc.”).

By amending agreement dated January 25, 2007 and March 8, 2007, a definitive agreement was to be entered into on or before April 30, 2007. The Company and AI Inc. did not enter into a definitive agreement by April 30, 2007, and, accordingly, the agreement has lapsed.

During the six months ended April 30, 2007, AI Inc. paid expenses on behalf of the Company, totaling $44,835. This amount is included in accounts payable and accrued liabilities on the balance sheet at April 30, 2007;

c.

On December 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days written notice;

d.

On December 1, 2006, the Company entered into a contract for management services with a company controlled by a director and officer of the Company requiring the payment of $4,000 per month for a period of two years expiring on November 30, 2008. This commitment can be terminated by either party with 30 days notice;

e.

On January 5, 2007, the Company entered into an office lease at $2,350 per month expiring June 30, 2007. Occupancy beyond the expiry date will be on a month to month basis subject to a sixty day notice of termination by either party. On May 21, 2007, the Company terminated the lease, effective June 30, 2007;

10.	Comparative Figures

Certain of the prior period’s comparative figures for the three and six month period ended April 30, 2006 and for the period February 5, 2004 (Date of Inception) to April 30, 2007 have been reclassified to conform with the presentation used in the current period.

11.	Subsequent Events (notes 2, 4, 5 and 6)

a.

By agreement and plan of merger dated May 31, 2007 (the “Merger Agreement”), Z5 has agreed to merge with and into AMC, with AMC remaining as the surviving entity upon closing. Pursuant to the terms of the Merger Agreement, the Company will acquire all of the issued and outstanding membership interests of Z5 from its existing shareholders in exchange for the issuance 17,000,000 of the Company’s common shares, 4,000,000 of which are subject to “clawback” if the business acquired from Z5 does not generate at least $1,250,000 in earnings before interest, taxes, depreciation and amortization during the period from July 1, 2007 to June 30, 2008, and an unsecured promissory note in the principal amount of $5,000,000 bearing interest at 5% per annum (increasing to 13% if not paid in full on or before March 31, 2008, or upon the occurrence of certain default events as defined in the note) and will be payable as follows:

$1,250,000 on August 15, 2007;
$1,250,000 on November 15, 2007;
$1,250,000 on February 15, 2008;
Final installment in the amount equal to the then outstanding principal on March 31, 2008.

Additionally, the Company has represented and warranted in the Merger Agreement that, as of the date of the closing of the transaction contemplated thereby, the authorized capital stock of the Company will consist of 200,000,000 common shares, par value $0.001 per share, and that there will be no more than 45,600,000 shares of the Company’s common stock issued and outstanding.

b.

On June 8, 2007 the Company entered into a certain letter of intent with a privately-held Massachusetts corporation, engaged in the design and distribution of wireless antennas and data networking equipment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including, without limitation, the “Risk Factors” contained in our annual report on Form 10-KSB for the fiscal year ended October 31, 2006. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal years ended October 31, 2006 and 2005. Our financial statements have been prepared in accordance with United State generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our financial statements for the fiscal years ended October 31, 2006 and 2005, respectively, raising substantial doubt as to our ability to continue as a going concern.

OVERVIEW

We were incorporated under the laws of the State of Nevada on February 5, 2004 as Major Creations Incorporated. At our inception we were engaged in the business of selling new, small diesel tractors modified to have a vintage-style appearance. We were never able to achieve sufficient financing to fully develop our tractor business and, in November 2006, with the appointment of new directors and officers, we ceased operations in this regard and began to explore other business opportunities which might allow us to restart commercial operations.

On September 21, 2006 we amended our Articles of Incorporation to increase our authorized capital stock to 200,000,000 shares of common stock, par value of $0.001. On September 26, 2006 we amended our Articles of Incorporation to effectuate a thirty-six for one forward stock split.

On December 5, 2006, we merged with and into our wholly owned subsidiary, Aegis Industries Inc., a Colorado corporation, and filed Articles of Merger with the Secretary of State of the State of Nevada changing our name from Major Creations Incorporated to Aegis Industries, Inc.

On May 22, 2007, we incorporated Aegis Merger Corporation as a wholly owned subsidiary under the laws of the State of Delaware.

On June 6, 2007, we merged with and into our wholly owned subsidiary, Fortified Holdings Corp., a Colorado corporation, and filed Articles of Merger with the Secretary of State of the State of Nevada changing our name from Aegis Industries, Inc. to Fortified Holdings Corp.

On May 31, 2007, we entered into a definitive agreement to acquire Z5 Technologies LLC, a Connecticut limited liability company (“Z5”), pursuant to a certain agreement and plan of merger by and among ourselves, Z5, Thomas Keenan Ventures LLC (“TKV”), and Aegis Merger Corporation, a Delaware corporation and our wholly owned subsidiary (the “Merger Agreement”). Headquartered in Washington D.C., Z5 develops, manufactures and markets a line of man-portable products and solutions for tactical field-based command and control communications under the NOMAD Platform™ brand, for use by military personnel, first responders and relief workers, among others.

Upon closing of the acquisition contemplated in the Merger Agreement (the “Acquisition”), we will acquire (through Aegis Merger Corporation) all of the outstanding equity of Z5 from TKV, the sole owner of the Z5 equity, in consideration of the issuance of 17,000,000 shares of our common stock, and a promissory note in the principal amount of $5,000,000.

The Merger Agreement provides that, subject to certain conditions, 4,000,000 of the shares issued to TKV will be subject to a “clawback” and cancellation if the Z5 business does not generate at least $1.25 million in earnings before interest, taxes, depreciation and amortization (EBITDA) over the period July 1, 2007 through June 30, 2008.

The Merger Agreement also provides that Brendan T. Reilly, currently Z5’s President, will be appointed as our President, Chief Executive Officer and Chairman of the board of directors, and that Alan Hurwitz, currently Z5’s Chief Financial Officer, will be appointed as our Chief Financial Officer, both effective as of the closing of the Acquisition.

As of the quarterly period ended April 30, 2007, we have loaned $200,000 to Z5 for use as working capital in anticipation of the closing of the Acquisition. There can be no assurance, however, that the conditions of closing as set forth in the Merger Agreement will be met, including, without limitation, the condition that Z5’s financial history be auditable in accordance with United States GAAP, or that the transaction contemplated by the Merger Agreement will close.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal years ended October 31, 2006 and 2005. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition and liquidity.

Convertible Instruments

When we issue convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” to Certain Convertible Instruments. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When we issue convertible debt securities with non-detachable conversion features that provide for an effective rate of conversion that is below market value on the commitment date it is known as a beneficial conversion feature, and pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27,

the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Development Stage Company

As defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, we are, and have been from our inception on February 5, 2004, a development stage company, and, as of the date of this quarterly report on Form 10-QSB for the quarter ended April 30, 2007, have not generated any revenues from our planned operations. At present, we are devoting substantially all of our efforts toward closing the Acquisition of Z5 in accordance with the terms of the Merger Agreement.

PLAN OF OPERATIONS

As of the date of this quarterly report on Form 10-QSB for the quarter ended April 30, 2007 we have no meaningful operations or assets, and our future operations are dependent upon the closing of the Acquisition contemplated in the Merger Agreement with Z5, and on our securing sufficient additional external financing to sustain those operations over the long term, for which there can be no assurance. Furthermore, we continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties. Unless and until the Acquisition of Z5 is complete, we do not anticipate making any significant changes in the number of our employees, making any major purchases of capital assets, or conducting any large-scale research and development over the course of the next twelve months.

Over the course of the next twelve months we intend to focus exclusively on the Acquisition of Z5, and on identifying, evaluating and adopting suitable alternative business plans, should we fail to acquire Z5 as contemplated in the Merger Agreement. As a result of the uncertainty regarding our future business prospects, we are unable to provide estimates of our financial needs for the next twelve months. At the six months ended April 30, 2007 we had $13,892 of cash and cash equivalents on hand and an accumulated deficit of $878,891, as such it is likely that we will require additional financing in the near term in order to meet our current obligations and to continue our limited operations. Moreover, in the event Acquisition of Z5 closes, we anticipate that our financing needs will increase significantly.

Off-Balance Sheet Arrangements

As of the date of this quarterly report on Form 10-QSB for the period ended April 30, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of the quarterly period ended April 30, 2007, we had approximately $13,892 of cash and cash equivalents on hand.

Our net loss increased $703,997, from a net loss of $47,604 for the six months ended April 30, 2006 to a net loss of $751,601 for the six months ended April 30, 2007, and our working capital deficiency increased from $45,167 at October 30, 2006, to $293,740 at April 30, 2007. This increase in our working capital deficit is primarily attributable to increases in the outstanding balance of our current loans payable.

Net cash used in operating activities increased $146,396, from $49,706 for the six months ended April 30, 2006 to $196,102 for the six months ended April 30, 2007. This increase is primarily attributable to increases in our prepaid expenses, amortization expenses and accrued interest, for which there were no comparable expenditures during the six months ended April 30, 2006, as well as a $53,460 increase in our accounts payable.

Net cash provided by financing activities increased $1,385,277, from $95,000 for the six months ended April 30, 2006 to $1,480,277 for the six months ended April 30, 2007. This increase is attributable to increases in the total principal amount of certain loan proceeds received for the six months ended April 30, 2007 as compared to the same period in 2006.

Net cash used in investment activities increased $1,236,837, from $33,446 for the six months ended April 30, 2006 to approximately $1,270,283 for the six months ended April 30, 2007. This increase is primarily attributable to total principal amount of certain loans made during the six months ended April 30, 2007 as compared to the same period in 2006.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue even our limited operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this quarterly report on Form 10-QSB for the period ended April 30, 2007, we have obtained no commitments, written or verbal, regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, joint venture or other comparable transactions. Any inability to secure external financing or locate a suitable alternative business opportunity would have a material adverse effect on our business, financial condition, and plan of operation, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States Securities and Exchange Commission. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or other persons performing similar functions, as appropriate, so as to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Principal Executive Officer and Principal Financial Officer, Dennis Mee, as of the end of the fiscal quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

During the course of his evaluation our Principal Executive Officer and Principal Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-QSB for the quarterly period ended April 30, 2007, there were no pending material legal proceedings to which we were a party. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended April 30, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended April 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2007.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended April 30, 2007.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Fortified Holdings Corp., filed February 5, 2004, incorporated by reference to the Exhibit 3.1 on Form SB-2 filed February 17, 2005.

3(i)(2)	Certificate of Amendment to the Articles of Incorporation of Fortified Holdings Corp., dated September 21, 2006. FILED HEREWITH.

3(i)(3)	Certificate of Amendment to the Articles of Incorporation of Fortified Holdings Corp., dated September 26, 2006. FILED HEREWITH.

3(i)(4)	Articles of Merger amending Articles of Incorporation of Fortified Holdings Corp., dated December 5, 2006, incorporated by reference to Exhibit 2.1 on Form 8-K filed January 3, 2007.

3(ii)	By-laws of Fortified Holdings Corp., dated February 20, 2007, incorporated by reference to Exhibit 3.2 on Form SB-2 filed February 17, 2005.

10.1	Business Consulting Agreement by and between Fortified Holdings Corp., and Part Time CFO Inc., dated December 1, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed December 5, 2006.

10.2	Modification Agreement by and between Fortified Holdings Corp., and Part Time CFO Inc., dated May 10, 2007, incorporated by reference to Exhibit 10.1 on Form 8-K filed May 10, 2007.

31.1	Certification of Fortified Holdings Corp. Chief Executive Officer, Dennis Mee, required by Rule 13a-14(a) or Rule 15d-14(a), dated June 14, 2007. FILED HEREWITH

31.2	Certification of Fortified Holdings Corp. Chief Financial Officer, Dennis Mee, required by Rule 13a-14(a) or Rule 15d-14(a), dated June 14, 2007. FILED HEREWITH

32.1

Certification of Fortified Holdings Corp. Chief Executive Officer, Dennis Mee, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated June 14, 2007. FILED HEREWITH.

32.2

Certification of Fortified Holdings Corp. Chief Financial Officer, Dennis Mee, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated June 14, 2007. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2007
FORTIFIED HOLDINGS CORP.

	By:	/s/ Dennis Mee
Dennis Mee
Principal Executive Officer &
Chief Financial Officer