Form 10QSB
period 2007-07-31
Fortified Holdings Corp.
filed 2007-09-19
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007.

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
organization)

125 Elm Street, New Canaan, Connecticut 06840
(Address of principal executive offices)

(203)594-1686
(Issuer’s telephone number)

Formerly located at 75200 Shady Grove Road, Suite 202, Rockville, Maryland 20850
 (Former name, former address and former fiscal year, if changed since last report)

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

Yes [   ]    No [X]

As of September 19, 2007, the registrant had outstanding 55,600,000 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one): [   ] Yes   [X] No

PART I – FINANCIAL INFORMATION

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)

Interim Financial Statements
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Balance Sheets
July 31, 2007 and October 31, 2006
(Stated in US Dollars)
(Unaudited)

	July 31, 2007	October 31, 2006
ASSETS

Current
Cash	$136,983	$-
Prepaid expenses	11,250	-
Notes receivable (notes 4 and 9)	1,817,047	-

	1,965,280	-

Inventory	23,598	23,598
Equipment, net	8,987	11,279
Web site development, net	-	1,500

	$1,997,865	$36,377

LIABILITIES

Current
Accounts payable and accrued liabilities	$234,239	$25,444
Convertible notes, net of discount (note 6)	977,025	-
Loans payable (notes 5 and 9)	1,421,809	19,723

	2,633,073	45,167

STOCKHOLDERS' DEFICIT
Capital stock (note 7)
Common $0.001 par value
200,000,000 shares authorized;
50,600,000 shares issued and outstanding	50,600	91,800
Additional paid in capital	817,900	26,700
Deficit accumulated during development stage	(1,503,708)	(127,290)

	(635,208)	(8,790)

	$1,997,865	$36,377

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(Formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Statements of Operations
For the three and nine months ended July 31, 2007 and 2006
and for the period from February 5, 2004 [Date of Inception]
to July 31, 2007
(Stated in US Dollars)
(Unaudited)

					Cumulative from
					February 5, 2004
	For the three months ended		For the nine months ended		(Date of
	July 31,		July 31,		Inception) to July
	2007	2006	2007	2006	31, 2007

Expenses
Amortization	$764	$930	$2,292	$1,228	$4,451
Consulting fees	-	-	-	4,341	4,341
Insurance	56,672	-	56,672.00		56,672
Interest expense	311,315	-	849,837	-	849,959
Management fees	28,355	-	49,555	-	49,555
Marketing and promotion	74,876	-	179,607	20,707	201,212
Office and administrative	13,866	49	37,498	10,740	52,147
Organizational costs	-	-	-	-	1,189
Professional fees	176,896	6,923	253,502	18,490	331,138
Write-down of inventory	-	-	-	-	5,589
Write-off of website development	-	-	1,500	-	1,500
Loss	(662,745)	(7,902)	(1,430,464)	(55,506)	(1,557,754)

Interest income	37,928	-	54,046	-	54,046

Net loss	$(624,817)	$(7,902)	$(1,376,418)	$(55,506)	$(1,503,708)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Shares Outstanding	77,021,739	149,673,924	86,819,780	161,268,120

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Statements of Stockholders' Equity (Deficit)
For the period from February 5, 2004 [Date of Inception] to July 31, 2007
(Stated in US Dollars)
(Unaudited)

				Accumulated
				Deficit during	Total
	Common Stock		Additional Paid-	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash at $0.000027778	72,000,000	72,000	(70,000)	-	2,000
Stock issued for cash at $0.000277778	77,400,000	77,400	(55,900)	-	21,500
Net loss for the period	-	-	-	(7,025)	(7,025)

Balance, October 31, 2004	149,400,000	149,400	(125,900)	(7,025)	16,475
Net loss for the year	-	-	-	(15,064)	(15,064)

Balance, October 31, 2005	149,400,000	149,400	(125,900)	(22,089)	1,411
Stock issued for cash at $0.002777778	34,200,000	34,200	60,800	-	95,000
Stock returned to treasury	(91,800,000)	(91,800)	91,800	-	-
Net loss for the year	-	-	-	(105,201)	(105,201)

Balance, October 31, 2006	91,800,000	91,800	26,700	(127,290)	(8,790)
Convertible notes (note 6)			750,000		750,000
Stock returned to treasury (note 7)	(41,200,000)	(41,200)	41,200	-	-
Net loss for the period				(1,376,418)	(1,376,418)

Balance, July 31, 2007	50,600,000	$50,600	$817,900	$(1,503,708)	$(635,208)

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
For the nine months ended July 31, 2007 and 2006 and for the period from February 5, 2004 [Date of Inception]
to July 31, 2007
(Stated in US Dollars)
(Unaudited)

			Cumulative from
			February 5, 2004
	For the nine months ended		(Date of
	July 31,		Inception) to July
	2007	2006	31, 2007

Cash Flows from (used in)
Operating Activities
Net loss for the period	$(1,376,418)	$(55,506)	$(1,503,708)
Items not affecting cash:
- amortization	2,292	1,228	4,451
- interest accruals	44,788	-	44,911
- Interest accrued for convertible debentures	750,000	-	750,000
- write-down of inventory	-	-	5,589
- write-off of website development	1,500	-	1,500
Change in non-cash working capital balance
related to operations:			-
- prepaid expenses	(11,250)	-	(11,250)
- accounts payable and accrued liabilities	208,795	1,237	208,795

Cash Flows - Operating Activities	(380,293)	(53,041)	(474,268)

Cash flows used in
Investing Activities
Acquisition of equipment	-	(12,938)	(12,938)
Web site development	-	(2,000)	(2,000)
Notes receivable	(1,763,001)	-	(1,763,001)
Acquisition of inventory	-	(29,187)	(29,187)

Cash Flows - Investing Activities	(1,763,001)	(44,125)	(1,807,126)

Cash flows from Financing Activities
Proceeds from loans payable	1,330,277	-	1,349,877
Proceeds from convertible debentures	950,000	-	950,000
Proceeds from issue of common stock	-	95,000	118,500

Cash Flows - Financing Activities	2,280,277	95,000	2,418,377

Net Increase in Cash	136,982	(2,166)	136,982

Cash, Beginning of Period	-	5,811	-

Cash, End of Period	$136,982	$3,645	$136,982

The accompanying notes are an integral part of these financial statements.

Fortified Holdings Corp.
(formerly Aegis Industries, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2007 and October 31, 2006
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

The results of operations for the three and nine months ended July 31, 2007, are not indicative of the results that may be expected for the full year.

2.	Nature and Continuance of Operations (note 9)

Fortified Holdings Corp. (the “Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004 under the name Major Creations Incorporated. On December 5, 2006, the Company changed its name to Aegis Industries, Inc. On June 5, 2007, the Company incorporated a wholly-owned subsidiary, Fortified Holdings Corp. in the State of Colorado, for the purpose of facilitating a name change. On June 6, 2007, the Company merged with Fortified Holdings Corp. and changed its name to Fortified Holdings Corp. The Company is quoted on the Over-the-Counter Bulletin Board.

The Company has had limited operations as a retailer of vintage style compact diesel tractors. The Company intends to engage in the business of designing, developing and manufacturing intermediate force options for military, law enforcement and security forces. To facilitate this change in business, on November 30, 2006, and as amended on January 25, 2007, the Company signed a letter of intent whereby the Company was to acquire substantially all the assets of Aegis Industries, Inc. (“AI Inc.”) for the issuance of 15,000,000 shares of common stock (see note 9). On May 22, 2007, the Company incorporated a wholly-owned corporation, Fortified Data Communications (“FDC”) (then Aegis Merger Corp.) in the State of Delaware. By amending agreement dated January 25, 2007 and March 8, 2007, a definitive agreement was to be entered into on or before April 30, 2007. The Company and AI Inc. did not enter into a definitive agreement by April 30, 2007, and, accordingly, the agreement lapsed.

On May 31, 2007 and amended September 12, 2007, the Company agreed to acquire Z5 Technologies LLC (“Z5”) for the issuance of a promissory note totaling $5,000,000 and the issuance of 5,000,000 common shares of the Company. On September 13, 2007, the Company completed the acquisition of Z5 (see note 9f).

Z5 is in the business of developing and selling a line of man-portable Command and Control, Communications and Compute (C4) solutions for field-based incident management and emergency operations support. The Company’s products are marketed under the NOMAD™ brand, principally for use by the military, first responders, relief workers and high-risk industries.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,503,708 since its inception, has a working capital deficiency of $667,793 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

b.

On January 31, 2007, the Company loaned $250,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum, calculated annually. Accrued interest of $14,959 is included in notes receivable at July 31, 2007;

c.

On March 16, 2007, the Company loaned $175,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum, calculated annually. Accrued interest of $7,882 is included in notes receivable at July 31, 2007;

d.

On March 19, 2007, the Company loaned $75,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum, calculated annually. Accrued interest of $3,304 is included in notes receivable at July 31, 2007;

e.

On March 26, 2007, the Company loaned $300,000 to AI Inc., accruing interest at 12% per annum, calculated annually. The loan is secured by all of the assets of Al Inc. and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 12% per annum, calculated annually. Accrued interest of $12,526 is included in notes receivable at July 31, 2007;

f.

On April 5, 2007, the Company loaned $200,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is secured by all of the assets of Z5 and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. Arrears in payments will bear interest at 12% per annum, calculated annually. Accrued interest of $7,693 is included in notes receivable at July 31, 2007;

g.

On May 11, 2007, the Company loaned $250,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. Arrears in payments will bear interest at 12% per annum, calculated annually. Accrued interest of $6,740 is included in notes receivable at July 31, 2007;

h.

On June 22, 2007, the Company repaid a loan in the amount of $40,000 plus interest of $2,718 on behalf of AI Inc. The Company has deemed these funds as loaned to AI Inc, accruing interest at 12% per annum, calculated annually. Accrued interest of $548 is included in notes receivable at July 31, 2007.

i.

On July 25, 2007, the Company loaned $200,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is unsecured, and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. Arrears in payments will bear interest at 12% per annum, calculated annually. Accrued interest of $394 is included in notes receivable at July 31, 2007.

j.

On August 31, 2007, the Company loaned $50,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007;

k.

On September 5, 2007, the Company loaned $100,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007.

l.

On September 6, 2007, the Company loaned $100,000 to Z5, accruing interest at 12% per annum, calculated annually. The loan is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007.

5.	Loans Payable

a.

On October 12, 2006, the Company received loan proceeds of $19,600, accruing interest at 12% per annum. On December 15, 2007, the principal amount of the loan was repaid, and on January 15, 2007, the interest due of $617 was paid;

b.

On November 15, 2006, the Company received loan proceeds of $5,000. The amount is unsecured and is due on demand but demand cannot be made earlier than May 15, 2007. The principal amount bears interest at 12% per annum calculated monthly. On March 19, 2007, the Company repaid the principal amount, plus $205 in accrued interest;

c.

On November 28, 2006, the Company received loan proceeds of $315,000. The amount is unsecured and is due on demand but demand cannot be made earlier than May 28, 2007. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $25,476 is included in loans payable at July 31, 2007;

d.

On December 20, 2006, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $7,364 is included in loans payable at July 31, 2007;

e.

On January 31, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $14,959 is included in loans payable at July 31, 2007;

f.

On March 15, 2007, the Company received loan proceeds of $335,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $15,199 is included in loans payable at July 31, 2007;

g.

On May 4, 2007, the Company received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Accrued interest of $1,447 is included in loans payable at July 31, 2007;

h.

On May 9, 2007, the Company received loan proceeds of $250,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Accrued interest of $6,822 is included in loans payable at July 31, 2007;

i.

On June 28, 2007, the Company received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum calculated annually. Accrued interest of $542 is included in loans payable at July 31, 2007;

j.

On August 24, 2007, the Company received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum, calculated monthly. Any payments of principle or interest in arrears bear interest at 30% per annum, calculated annually.

6.	Convertible notes

a.

On April 26, 2007, the Company received convertible loan proceeds of $250,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually from April 1, 2007. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share. Accrued interest of $9,945 is included in loans payable at July 31, 2007. An amount of $250,000 has been recorded in additional paid-in capital at July 31, 2007 for the fair value of the beneficial conversion feature;

b.

On April 26, 2007, the Company received convertible loan proceeds of $250,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually from April 1, 2007. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share. Accrued interest of $9,945 is included in loans payable at July 31, 2007. An amount of $250,000 has been recorded in additional paid-in capital at July 31, 2007 for the fair value of the beneficial conversion feature;

c.

On May 4, 2007, the Company received convertible loan proceeds of $50,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share. Accrued interest of $1,447 is included in loans payable at July 31, 2007. An amount of $50,000 has been recorded in additional paid-in capital at July 31, 2007 for the fair value of the beneficial conversion feature;

d.

On May 9, 2007, the Company received convertible loan proceeds of $100,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share. Accrued interest of $2,729 is included in loans payable at July 31, 2007. An amount of $100,000 has been recorded in additional paid-in capital at July 31, 2007 for the fair value of the beneficial conversion feature;

e.

On May 11, 2007, the Company received convertible loan proceeds of $100,000. The amount is unsecured and is due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash, or (ii) October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.50 per share. Accrued interest of $2,433 is included in loans payable at July 31, 2007. An amount of $100,000 has been recorded in additional paid-in capital at July 31, 2007 for the fair value of the beneficial conversion feature;

f.

On July 23, 2007 the Company received convertible loan proceeds of $200,000. The amount is unsecured and is due October 31, 2007. The principal amount bears interest at 12% per annum calculated annually. Arrears in payment of the principal will bear interest at 12% per annum, calculated annually. The principal and interest are convertible into units at $0.50 per unit upon the closing of the contemplated private placement memorandum dated June 29, 2007. Each unit consists of one share of common stock and one warrant, each warrant allowing the holder to acquire one additional share of common stock of the Company at $1.00 until September 30, 2010. Accrued interest of $526 is included in loans payable at July 31, 2007.

As the contemplated private placement has not yet closed as at July 31, 2007, the commitment date cannot be determined and accordingly there was no amount recorded in additional paid-in capital at July 31, 2007 for the fair value of the beneficial conversion feature.

g.

On September 5, 2007, the Company received convertible loan proceeds of $300,000. The amount is unsecured and matures on September 5, 2008. The principal amount bears interest at 12% per annum and any payments in arrears bear interest at 18% per annum. The principal and interest are mandatorily and automatically convertible upon consummation, before the maturity date, of subsequent financing transactions in which the Company raises a minimum of $500,000 through the sale and issuance of its equity or equity-linked securities. This convertible loan will be converted at the price determined for the contemplated private placement (see note 9c).

h.

On September 6, 2007, the Company received convertible loan proceeds of $200,000. The amount is unsecured and matures on September 6, 2008. The principal amount bears interest at 12% per annum and any payments in arrears bear interest at 18% per annum. The principal and interest are mandatorily and automatically convertible upon consummation, before the maturity date, of subsequent financing transactions in which the Company raises a minimum of $500,000 through the sale and issuance of equity or equity-linked securities. This convertible loan will be converted at the price determined for the contemplated private placement (see note 9c).

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

On June 28, 2007, 41,200,000 common shares were returned to treasury for cancellation. The par value of these shares was transferred to additional paid-in capital.

8.	Related Party Transactions

During the three and nine month periods ended July 31, 2007, the Company paid management fees totaling $28,355 and $49,555, respectively, (2006 : $Nil) to a company controlled by a director and officer of the Company.

9.	Commitments and Contingencies

a.

On November 21, 2006, the Company entered into a one year contract for marketing and communications consulting services, for a monthly fee of $5,000. This commitment can be terminated by either party with 30 days’ written notice;

b.

Effective November 16, 2006, the Company signed a letter of intent (the “Letter”) whereby in consideration for the issuance of 15,000,000 shares of common stock, the Company intended to acquire 100% of the issued and outstanding shares of common stock outstanding of AI Inc.

By amending agreement dated January 25, 2007 and March 8, 2007, a definitive agreement was to be entered into on or before April 30, 2007. The Company and AI Inc. did not enter into a definitive agreement by April 30, 2007, and, accordingly, the agreement has lapsed.

During the nine months ended July 31, 2007, AI Inc. paid expenses on behalf of the Company, totaling $47,185. This amount is included in accounts payable and accrued liabilities on the balance sheet at July 31, 2007;

	c.	The Company is offering to sell its common stock and warrants to a limited number of accredited investors. The Company may pay commissions and finder’s fees in connection with this offering.

d.

On December 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice;

e.

On December 1, 2006, the Company entered into a contract for management services with a company controlled by a director and officer of the Company requiring the payment of $4,000 per month for a period of two years expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ notice;

f.

By agreement and plan of merger dated May 31, 2007 (the “Merger Agreement”) and amended September 12, 2007, Z5 has agreed to merge with and into FDC with FDC remaining as the surviving entity upon closing. Pursuant to the terms of the Merger Agreement, the Company acquired all of the issued and outstanding membership interests of Z5 from its existing shareholders in exchange for the issuance of 5,000,000 of the Company’s common shares, the deferred issuance of 5,000,000 additional shares to be issued upon the earlier of (i) a sale of equity or equity-linked securities resulting in our receiving not less than $2,600,000 in gross proceeds, (ii) a change in control, as defined in the Note, or (iii) January 15, 2008, further deferred issuance of 5,000,000 additional shares to be issued upon the earlier of (i) a sale of equity or equity-linked securities resulting in our receiving not less than $6,000,000 in gross proceeds (inclusive of the Initial Financing), (ii) a change in control, as defined in the Note, or (iii) February 15, 2008, option to acquire an aggregate of 5,000,000 of the Company’s common shares and a promissory note in the principal amount of $5,000,000 bearing interest at 5% per annum (increasing to lesser of 13% and the maximum rate per annum permitted by applicable law, if any, if not paid in full on or before March 31, 2008) or upon the occurrence of certain default events as defined in the note and will be payable as follows:

- $500,000 on October 8, 2007;
- $1,000,000 on November 15, 2007;
- $1,000,000 on January 1, 2008;
- $1,250,000 on February 15, 2008;
- Final installment in the amount equal to the then outstanding principal on March 31, 2008.

Additionally, the Company has represented and warranted in the Merger Agreement that, as of the date of the closing of the transaction contemplated thereby, the authorized capital stock of the Company will consist of 200,000,000 common shares, par value $0.001 per share, and that there will be no more than 50,600,000 shares of the Company’s common stock issued and outstanding.

As of July 31, 2007, the Company has loaned $664,847 (including accrued interest) to Z5 as working capital in anticipation of the closing of the merger.

g.	On or about June 8, 2007, AI Inc. filed an action against the Company, two of its directors and other additional parties for breach of contract.

The Company and its directors strongly dispute the alleged claims and shall vigorously defend the action and assert all appropriate counterclaims. Motions to Dismiss were filed by the Company and its directors in response to the Complaint. No trial date has been set.

The parties are negotiating a preliminary understanding to settle the litigation on terms that provide the Company a full release of all claims against it. Under the terms of the proposed settlement, the Company would assign to a third party certain promissory notes issued to us by AI, Inc. totaling approximately $1,100,000 in principal and accrued interest, in full satisfaction of notes that we have previously issued to that third party having a substantially similar total amount of principal and accrued interest. However, there can be no assurance that such settlement will be consummated.

10.	Merger (note 9f)

11.	Subsequent Events (notes 2, 4, 5 and 9)

12.	Comparative Figures

Certain of the prior period’s comparative figures for the three and nine month period ended July 31, 2006 and for the period February 5, 2004 (Date of Inception) to July 31, 2007 have been reclassified to conform with the presentation used in the current period.

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

On May 22, 2007, we incorporated Aegis Merger Corporation as a wholly owned subsidiary under the laws of the State of Delaware. On August 31, 2007 Aegis Merger Corporation filed an amendment to its Certificate of Incorporation changing its name to Fortified Data Communications, Inc.

On June 6, 2007, our wholly owned subsidiary, Fortified Holdings Corp., a Colorado corporation, was merged with and into the Company and we filed Articles of Merger with the Secretary of State of the State of Nevada changing our name from Aegis Industries, Inc. to Fortified Holdings Corp.

On May 31, 2007, we entered into a definitive agreement to acquire Z5 Technologies LLC, a Connecticut limited liability company (“Z5”), pursuant to a certain agreement and plan of merger by and among ourselves, Z5, Thomas Keenan Ventures LLC (“TKV”), and Fortified Data Communications, Inc. (then Aegis Merger Corporation), a Delaware corporation and our wholly owned subsidiary (“FDC”) (the “Merger Agreement”). Headquartered in Washington D.C., Z5 is in the business of developing and selling a line of man-portable Command and Control, Communications and Compute (C4) solutions for field based incident management and emergency operations support. The Company’s products are marketed under the NOMADTM brand, principally for use by the military, first responders, relief workers and high risk industries.

On September 12, 2007, the parties to the Merger Agreement executed a letter of amendment (the “Amendment”, and, together with the Merger Agreement, the “Amended Merger Agreement”), pursuant to the terms of which it was agreed, upon closing of the acquisition contemplated in the Merger Agreement (the “Acquisition”), that we will acquire (through FDC) all of the outstanding equity interests of Z5 from TKV, the sole owner of the Z5 equity, in consideration of the immediate issuance of 5,000,000 shares of our common stock, a promissory note in the principal amount of $5,000,000 (the “Note”), and the deferred issuance of 10,000,000 additional share of common stock in two 5,000,000 share tranches, with the first to be issued upon the earlier of (i) a sale of equity or equity-linked securities resulting in our receiving not less than $2.6 million in gross proceeds (the “Initial Financing”), (ii) a change in control, as defined in the Note, or (iii) January 15, 2008, and the second to be issued upon the earlier of (i) a sale of equity or equity-linked securities resulting in our receiving not less than $6 million in gross proceeds (inclusive of the Initial Financing), (ii) a change in control, as defined in the Note, or (iii) February 15, 2008.

The Amended Merger Agreement also provides that, upon closing of the Acqusition, Brendan T. Reilly, currently Z5’s President, will be appointed as our Chief Executive Officer and Chairman of the board of directors, and as FDC’s President and Chief Executive Officer, and that Alan Hurwitz, currently Z5’s Chief Financial Officer, will be appointed as our Chief Financial Officer.

Effective September 13, 2007, we closed the Acquisition of Z5.

As of the quarterly period ended July 31, 2007, we have loaned $664,847 (including accrued interest) to Z5 for use as working capital in anticipation of the closing of the Acquisition.

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

When we issue convertible debt securities with non-detachable conversion features that provide for an effective rate of conversion that is below market value on the commitment date it is known as a beneficial conversion feature, and pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Development Stage Company

As defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises we are, and have been from our inception on February 5, 2004, a development stage company, and, as of the date of this quarterly report on Form 10-QSB for the quarter ended July 31, 2007, have not generated any revenues from our planned operations. At present, we are devoting substantially all of our efforts toward closing the Acquisition of Z5 in accordance with the terms of the Merger Agreement.

PLAN OF OPERATIONS

As of the end of the period covered by this quarterly report on Form 10-QSB we had no meaningful operations or assets, and our future operations were dependent upon the closing of the Acquisition of Z5 as contemplated in the Amended Merger Agreement. Throughout the period covered by this quarterly report on Form 10-QSB, we continued to operate with very limited administrative support, and our then-current officers and directors continued to be responsible for many duties.

Following the end of the period covered by this quarterly report on Form 10-QSB, on September 13, 2007, we closed the Acquisition of Z5. Z5 is in the business of developing and selling a line of man-portable Command and Control, Communications and Compute (C4) solutions for field based incident management and emergency operations support. Z5’s products are marketed under the NOMADTM brand, principally for use by the military, first responders, relief workers and high risk industries.

Over the course of the next twelve months we intend to focus on Z5’s business and the full implementation of its plan of operations. As a result of the Acquisition we expect to acquire a number of additional employees, and undertake product research and development in line with that of the business of Z5. We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue even our limited operations. We are seeking to raise additional capital though private equity or debt financings. There can be no assurance that this funding will be available.

Off-Balance Sheet Arrangements

As of the date of this quarterly report on Form 10-QSB for the period ended July 31, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of the quarterly period ended July 31, 2007, we had approximately $136,983 of cash on hand.

Our net loss increased $1,320,912, from a net loss of $55,506 for the nine months ended July 31, 2006 to a net loss of $1,376,418 for the nine months ended July 31, 2007, and our working capital deficiency increased from $45,167 at October 31, 2006, to $667,793 at July 31, 2007. This increase in our working capital deficit is primarily attributable to increases in the outstanding balance of our current loans payable.

Net cash used in operating activities increased $327,252 from $53,041 for the nine months ended July 31, 2006 to $380,293 for the nine months ended July 31, 2007. This increase is primarily attributable to increases in our prepaid expenses, amortization expenses and accrued interest, for which there were no comparable expenditures during the nine months ended July 31, 2006, as well as a $208,795 increase in our accounts payable.

Net cash provided by financing activities increased $2,185,277, from $95,000 for the nine months ended July 31, 2006 to $2,280,277 for the nine months ended July 31, 2007. This increase is attributable to increases in the total principal amount of certain loan proceeds received for the nine months ended July 31, 2007 as compared to the same period in 2006.

Net cash used in investment activities increased $1,718,777, from $44,125 for the nine months ended July 31, 2006 to approximately $1,763,001 for the nine months ended July 31, 2007. This increase is primarily attributable to total principal amount of certain loans made during the nine months ended July 31, 2007 as compared to the same period in 2006.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue even our limited operations. As an initial step in our efforts to raise additional capital, in connection with the Merger with Z5, we entered into a Standby Financing Commitment with a third party, Clarus Capital Limited and one of its affiliates (collectively, “Clarus”), under which Clarus has committed to direct or indirect investments of up to an aggregate of $2.7 million in Fortified. Of this amount, $500,000 was funded during the two weeks preceding the Merger, and $2.2 million is committed to be funded between the closing of the Merger and November 2007. There can be no assurance, however, that we will be able to secure additional external financing beyond the funds that have been committed by Clarus, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, joint venture or other comparable transactions. Any inability to secure external financing or locate a suitable alternative business opportunity would have a material adverse effect on our business, financial condition, and plan of operation, raising substantial doubts as to our ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States Securities and Exchange Commission. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or other persons performing similar functions, as appropriate, so as to allow timely decisions regarding required disclosure.

In conjunction with the Company’s interim President and Chief Financial Officer in office prior to the date of the Merger, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB was carried out by our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and designed so as to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

During the course of this evaluation our Chief Executive Officer and Chief Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about June 8, 2007, Aegis Industries, Inc. (a Delaware corporation) (“AI”), Ken Stethem, Paul Evancoe, Carl Sangree, Anthony Passante, Mariella Marquez, Paul Archinard and Stan Hollaway (collectively, "Plaintiffs') filed an action against Fortified Holdings Corp., two of its directors, David Kirby and Dennis Mee, and other additional parties (collectively, “Defendants”) in the Second Judicial District Court, County of Washoe, State of Nevada (assigned Case No. CV 0701304). Plaintiffs allege claims for (1) Breach of Contract; (2) Breach of the Implied Covenant of Good Faith and Fair Dealing; (3) Unjust Enrichment; (4) Fraud/Fraudulent Misrepresentation; (5) Violation of Nevada Revised Statute 207.400 (RICO); (6) Conversion; and (7) Conspiracy against all defendants related to a non-binding letter of intent entered into between AI and Fortified Holdings Corporation in November 2006. Fortified Holdings Corporation and its directors strongly dispute the claims alleged by Plaintiffs and shall vigorously defend the action and assert all appropriate counterclaims. Motions to Dismiss were filed by Fortified Holdings Corporations and its directors in response to the Complaint. No trial date has been set.

The parties have reached a preliminary understanding to settle the litigation on terms that provide Fortified a full release of all claims against it. Under the terms of the proposed settlement, we would assign to a third party certain promissory notes issued to us by AI totalling approximately $1,100,000 in principal and accrued interest, in full satisfaction of other notes that we have previously issued to that third party having a substantially similar total amount of principal and accrued interest. However, not all necessary parties to the settlement have executed a definitive settlement agreement as of the date of filing of this quarterly report on form 10-QSB, and accordingly there can be no assurance that such settlement will be consummated.

Except as otherwise disclosed above, there are no pending material legal proceedings to which we are a party and we are not aware that any are contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended July 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended July 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2007.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended July 31, 2007.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

2.1

Merger Agreement by and among Z5 Technologies LLC, Fortified Data Communications, Inc. (Aegis Merger Corporation), Fortified Holdings Corp. (formerly Aegis Industries, Inc.) and Thomas Kennan Ventures, LLC, dated May 31, 2007, incorporated by reference to Exhibit 10.1 on Form 8-K filed June 6, 2007.

3(i)(1)	Articles of Incorporation of Fortified Holdings Corp., filed February 5, 2004, incorporated by reference to the Exhibit 3.1 on Form SB-2 filed February 17, 2005.

3(i)(2)	Certificate of Amendment to the Articles of Incorporation of Fortified Holdings Corp., dated September 21, 2006, incorporated by reference to the Exhibit 3(i)(2) on form 10-QSB filed June 14, 2007.

3(i)(3)	Certificate of Amendment to the Articles of Incorporation of Fortified Holdings Corp., dated September 26, 2006, incorporated by reference to the Exhibit 3(i)(3) on form 10-QSB filed June 14, 2007.

3(i)(4)	Articles of Merger amending Articles of Incorporation of Fortified Holdings Corp., dated December 5, 2006, incorporated by reference to Exhibit 2.1 on Form 8-K filed January 3, 2007.

3(i)(5)	Articles of Merger amending Articles of Incorporation of Fortified Holdings Corp., dated June 1, 2007, incorporated by reference to Exhibit 3(i)(1) on Form 8-K filed July 3, 2007.

3(ii)	By-laws of Fortified Holdings Corp., dated February 20, 2007, incorporated by reference to Exhibit 3.2 on Form SB- 2 filed February 17, 2005.

10.1	Business Consulting Agreement by and between Fortified Holdings Corp., and Part Time CFO Inc., dated December 1, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed December 5, 2006.

10.2	Modification Agreement by and between Fortified Holdings Corp., and Part Time CFO Inc., dated May 10, 2007, incorporated by reference to Exhibit 10.1 on Form 8-K filed May 10, 2007.

31.1	Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(a) or Rule 15d-14(a), dated September 18, 2007. FILED HEREWITH

31.2	Certification of Fortified Holdings Corp. Chief Financial Officer Alan Hurwitz, required by Rule 13a-14(a) or Rule 15d- 14(a), dated September 18, 2007. FILED HEREWITH

32.1

Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated September 18, 2007. FILED HEREWITH.

32.2

Certification of Fortified Holdings Corp. Chief Financial Officer, Alan Hurwitz, required by Rule 13a-14(b) or Rule 15d- 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated September 18, 2007. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2007

FORTIFIED HOLDINGS CORP.

By: /s/ Brendan Reilly
       Brendan Reilly
        Chief Executive Officer &