Form 10QSB
period 2007-09-30
Fortified Holdings Corp.
filed 2007-11-19
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Yes [  ] No [X]

As of November 12, 2007, the registrant had outstanding 55,600,000 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one): [  ] Yes [X] No

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheet as of September 30, 2007 (unaudited)	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period January 1, 2007 (unaudited) to September 30, 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Controls and Procedures	20

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION
ITEM 1 – Condensed Consolidated Financial Statements

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
Assets	2007
Current assets:
Cash	$159,900
Accounts receivable, net	25,054
Inventories, net	214,430
Notes receivable, net	1,274,815
Prepaid expenses and other current assets	16,923
Total current assets	1,691,122

Property and equipment, net	95,951
Software costs, net	61,845
Total assets	$1,848,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,139,553
Demand notes payable	1,499,492
Convertible notes payable	1,372,674
Term notes payable	5,185,807
Other current liabilities	70,245
Total current liabilities	9,267,771
9,267,771
Commitments and contingencies (Note 11)

Stockholders' Equity (Deficit)
Capital stock
Common stock, par value $.001 per share;
200,000,000 shares authorized
55,600,000 shares issued and outstanding	55,600
Additional paid-in capital	(4,847,415)
Retained earnings (deficit)	(2,627,038)
Total stockholders' equity (deficit)	(7,418,853)
Total liabilities and stockholders' equity	$1,848,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$25,054	$58,761	$84,249	$58,761
Cost of sales	208,330	35,357	242,922	35,357
Gross profit (loss)	(183,276)	23,404	(158,673)	23,404

Operating expenses
Research and development	133,977	-	331,652	-
Selling, general and administrative	932,222	18,838	1,611,920	20,764
Consulting fees	468,723	56,000	521,099	56,000
Total operating expenses	1,534,922	74,838	2,464,671	76,764
Loss from operations	(1,718,198)	(51,434)	(2,623,344)	(53,360)
Other income and expenses:
Interest income	11,502	-	14,569	-
Interest expense	(91,062)	-	(103,992)	-
Loss before provision for income taxes	(1,797,758)	(51,434)	(2,712,767)	(53,360)
Provision for income taxes	-	-	-	-
Net loss	$(1,797,758)	$(51,434)	$(2,712,767)	$(53,360)

Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.33)	$(0.01)

Basic and diluted weighted average
number of shares outstanding	14,452,747	5,000,000	8,162,500	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2007 (Note 1)	-	$-	$-	$85,729	$85,729
Net assets and Public company
shares outstanding on date of merger
(September 13, 2007)	50,600,000	50,600	(659,323)	-	(608,723)

Public company shares issued in
exchange for private company shares	5,000,000	5,000	(5,000)	-	-

Note payable to Shareholder	-	-	(5,000,000)	-	(5,000,000)

Stock based compensation	-	-	816,908	-	816,908

Net loss	-	-	-	(2,712,767)	(2,712,767)

Balance, September 30, 2007	55,600,000	$55,600	$(4,847,415)	$(2,627,038)	$(7,418,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(2,712,767)	$(53,360)
Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation and amortization	16,576	609
Stock based compensation	816,908
Non-cash interest expense	86,614
Non-cash interest income	(16,900)
Loss on disposal of assets	36,672
Provision for loss on transfer of assets	44,409
Provision for obsolete inventory	57,500
Provision for warranty costs	15,000
Changes in assets and liabilities:
Accounts receivable	199,708
Inventories	(204,029)	(92,275)
Prepaid expenses and other current assets	(6,406)
Accounts payable and accrued expenses	507,498	42,490
Other current liabilities	70,245
Net cash provided by (used in) operating activities	(1,088,972)	(102,536)

Cash flows from investing activities:
Purchases of property, plant and equipment	(106,500)
Purchases of software for resale	(31,845)
Notes receivable	(43,568)	(50,000)
Net cash provided by (used in) investing activities	(181,913)	(50,000)

Cash flows from financing activities:
Proceeds related to recapitalization	1,271,649	174,508
Net cash provided by (used in) financing activities	1,271,649	174,508

Net change in cash	764	21,972
Cash, Beginning of period	159,136	636

Cash, End of period	$159,900	$22,608

Supplemental Disclosures of Cash Flow Information:

Software for resale acquired through assumption of debt	$30,000	$-
Net assets acquired through issuance of stock and debt	$(659,323)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Fortified Holdings Corp. (“we”, “Fortified” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 2006 annual report filed with the SEC on Form 10-KSB and prior reports for 2007. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fortified Data Communications, Inc. (“Fortified DataCom”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fortified Holdings Corp. was incorporated in the State of Nevada, on February 5, 2004 under the name Major Creations Incorporated (“Major”). On December 5, 2006, Major changed its name to Aegis Industries, Inc. At that time, Major, a reseller of vintage style tractors, had decided to pursue other business objectives including the acquisition of Aegis Industries, Inc., a Delaware corporation that was in the business of designing, developing and manufacturing intermediate force products for military, law enforcement and security forces. A definitive agreement was never finalized, however, and the parties ceased discussions (see Note 11). On June 5, 2007, the Company formed a wholly-owned subsidiary, Fortified Holdings Corp. in the State of Colorado, and on June 6, 2007, the Company merged with Fortified Holdings Corp. and changed its name to Fortified Holdings Corp. On September 13, 2007, Fortified completed the acquisition of Z5 Technologies LLC (“Z5”). The acquisition of Z5 was effected through the merger of Z5 with and into a subsidiary of Fortified (the “Merger”) formed for the purpose of the Merger, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”). In connection with the Merger, the Company entered into a standby Financing Agreement with a third party, Clarus Capital Limited and one of its affiliates (collectively “Clarus”), under which Clarus has committed to direct or indirect investments up to an aggregate of $2.7 million.

Prior to the Merger, Fortified (then a development stage enterprise), the legal acquirer, had no business operations and no working capital and Z5 was a non-reporting privately held company. For accounting purposes, the Merger has been treated as a recapitalization of Z5 using accounting principles applicable to reverse acquisitions, with Z5 being treated as the accounting parent (acquirer). Accordingly, all equity and options of Z5 prior to the Merger have been converted into shares and options of the Company. The acquirer is considered to have issued shares of its Common Stock to shareholders of Fortified in exchange for the net assets of Fortified. The net assets consisted of $1,164,000 of notes receivable and $1,314,000 of other current and non-current assets and $3,087,000 of notes payable and other current liabilities. The cost of the net assets acquired has been allocated based on a preliminary estimate of their relative fair values. Results of operations for the periods prior to the Merger reflect the operations of Z5. Historical equity of Z5 prior to the Merger has been retroactively restated to reflect the number of shares outstanding immediately post-Merger. Per share information for periods prior to the merger has been restated to reflect the number of equivalent shares received by Z5’s members. Pro forma information giving effect to the acquisition of Z5 has not been provided since the combination is not considered a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations”. The Company is quoted on the Over-the-Counter Bulletin Board under the symbol FFDH.

Z5 was in the business of developing and selling a line of man-portable Command and Control, Communications and Computer (C4) solutions for field based incident management and emergency operations support. Z5’s products are marketed under the NOMAD brand, principally for use by the military, first responders, relief workers and high risk industries. To effect the Merger, Z5 merged with a new, wholly-owned subsidiary of Fortified, which has been renamed Fortified Data Communications, Inc. or “Fortified DataCom” and which now conducts the former Z5 business.

As consideration for the Merger, Fortified issued 5,000,000 shares of the Company’s common stock and a promissory note in the amount of $5,000,000 to Thomas Keenan Ventures LLC (“TKV”), the owner of all Z5’s equity outstanding at the time of the Merger. In addition, the Company has agreed to issue TKV another 10,000,000 shares in two future tranches: 5,000,000 shares will be issued on January 15, 2008 or upon raising $2.75 million of new capital, if earlier; and the final 5,000,000 shares will be issued on February 15, 2008 or upon raising a total of $6.0 million in new capital (including the prior $2.75 million), if earlier.

The shares issued to TKV in the Merger are subject to a Registration Rights Agreement, under which the Company undertook to register the shares for resale as promptly as practicable, but no later than six months after any registration of shares that the Company sells in a private placement financing after the closing of the Merger, or one year after the closing of the Merger, if earlier. The Agreement does not, however, stipulate specific penalties if the foregoing deadlines are not met. As of the filing of this report, no registration statement covering the shares had yet been filed with the U.S. Securities and Exchange Commission.

Restatement of Financial Statements

The amounts presented herein for the three and nine month periods ended September 30, 2007 reflect the correction of previously issued financial statements which had been filed with the SEC. The restatements relate to the reduction of interest expense in previously issued financial statements. This restatement pertains to the misapplication of applicable standards for the amortization of discounts arising from certain beneficial conversion features on convertible notes (“BCF”). Emerging Issues Task Force (“EITF”) Issue No. 00-27 revised the amortization period to be the maturity of the debt, as opposed to the conversion feature’s vesting period under EITF Issue No. 98-5. For the three months ended April 30, 2007, interest expense of $500,000 was recorded related to notes issued in April with beneficial conversion features. However, under EITF Issue No. 00-27, interest for that period should have been $11,000 and $489,000 should have been amortized through the maturity date of those notes, October 31, 2007. For the three months ended July 31, 2007, interest expense of $250,000 was recorded related to additional convertible notes issued in May 2007. Interest expense of $361,000 should have been recorded during the three months ended July 31, 2007. The restatement, through the date of the Merger, included a net decrease in interest expense of approximately $197,000, with a corresponding reduction of notes payable. Because the prior quarters being corrected preceded the Merger, the impact of the correction changed the opening balance sheet of the acquired company by reducing notes payable and increasing additional paid-in capital by $197,000. For the period subsequent to the Merger, through September 30, 2007, BCF amortization of $70,000 has been reflected in these consolidated condensed financial statements as interest expense.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fortified Holdings Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. The Company’s most significant estimates include assessing the collectability of accounts receivable and notes receivable, the use and recoverability of inventory, determining the fair value of stock-based awards, useful lives of depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others.

The markets for the Company’s products are characterized by intense competition, rapid technological developments, evolving standards, short product life cycles and price competition, all of which could impact the future realizable value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Long –lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Cash and Cash Equivalents

The Company maintains cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. Cash equivalents include all highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

Accounts Receivable

The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of September 30, 2007.

Inventories

Inventories, consisting primarily of sub-assemblies and purchased components, are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the various asset classes.

Estimated useful lives range from two to seven years. Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.

Convertible Instruments

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No, 98-5 “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of a security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the term of the convertible instrument.

Revenue Recognition

Revenue is derived from the sale of the Company’s products. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end customer’s location when risk and rewards of ownership have passed to the customer. Revenue is deferred from sales to distributors until the product is ultimately sold to the end-customer. Sales revenue is not reduced to reflect estimated returns because the Company’s sales arrangements do not grant end-customers a right of return. Products are not subject to post shipment customer acceptance. There are no post shipment obligations such as installation or training. Accordingly, unless those obligations are specifically contained in a contract, deferral of revenue is not required for either customer acceptance or post shipment obligations.

Revenue from rental of the Company’s products is recognized when payments are due and collection of the resulting receivable is reasonably assured. Revenue is recognized over the term of the lease which is generally one year.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the use of the assets and liabilities method of accounting for deferred income taxes (see Note 8).

The provision for income taxes includes federal, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Stock-Based Compensation

The Company has begun recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Accordingly, the Company recognizes compensation expense on all options issued subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance conditions, if any, will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change. At September 30, 2007 total unrecognized compensation cost amounted to $1,782,000, with respect to unvested options which will be amortized over the ensuing 3 years.

Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are immediately vested, compensation cost is measured on the date such instruments vest or performance commitment is reached, as defined in EITF 96-18. Under this method of accounting, the Company estimates the total amount of deferred compensation when the grant is issued for the entire option value based on the binomial option-pricing model. Subsequently, the deferred compensation is adjusted each reporting period until vesting occurs and the charge is taken. Compensation attributable to non-vested options is not recorded until vesting occurs.

Net Loss Per Share

Net loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share” (EPS). Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. Diluted loss per share is calculated by adjusting net loss and outstanding shares for all dilutive potential common shares outstanding. Diluted net loss per common share is equal to basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years ending beginning after November 15, 2007, however earlier application is encouraged. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This statement requires that the Company recognize, in our condensed consolidated financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have any material impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial statements.

Note 3 – Going Concern

The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is not anticipated that the Company will generate sufficient revenues from product sales during the next twelve months to satisfy all of its current liabilities and provide ongoing working capital. The Company is currently seeking to raise additional funds through the private sale of equity securities, a portion of which has been raised between the balance sheet date and the filing of this report (see Note 14), and the Company may in the future seek other financing sources. There can be no assurance that such additional financing, if at all available, can be obtained on terms acceptable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations. Continuance of the Company as a going concern is dependent upon, among other things, the Company’s ability to obtain adequate long-term financing and/or its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Notes Receivable (Note 11)

Notes receivable consist of the following demand notes from Aegis Industries Inc. (“AI”) and from an employee:

September 30,
2007
AI (a) (b)	$295,283
AI, accrues interest at 12% per annum (a) (c)	250,000
AI, accrues interest at 12% per annum (a) (c)	175,000
AI, accrues interest at 12% per annum (a) (c)	75,000
AI, accrues interest at 12% per annum (d)	300,000
Note receivable from employee (a)	137,750
Total Principal	$1,233,033
Accrued interest	86,191
Reserve	(44,409)
Notes receivable, net	$1,274,815

(a)	Notes are unsecured
(b)	Subsequent to demand for payment, principal and interest in arrears accrue interest at 10% per annum
(c)	Subsequent to demand for payment, principal and interest in arrears accrue interest at 30% per annum
(d)	Collateralized by the assets of the borrower; subsequent to demand for payment, principal and interest in arrears accrue interest at 12% per annum.

Note 5 - Property and Equipment

Property and equipment, at cost, consists of the following:

September 30,
2007
Demonstration Equipment	$91,712
Computer equipment	16,536
Office furniture and fixtures	1,603
109,851
Accumulated Depreciation	(13,900)
Net book value	$95,951

Depreciation expense amounted to $16,576 and $609 for the nine months ended September 30, 2007 and 2006, respectively. In September, 2007, obsolete demonstration equipment and related accumulated depreciation of $34,848 and $30,252, respectively, were written off.

Note 6 - Notes Payable (including Notes Payable to Shareholder)

Notes payable consists of the following:

	September 30,
	2007
(A) Demand note, bears interest at 12% per annum	$315,000	Unsecured note
(B) Demand notes, bear interest at 12% per annum	1,085,000	Unsecured notes, amounts in arrears accrue at 30% per annum
Accrued interest	99,492
	$1,499,492
(C) Promissory note payable to TKV	$5,000,000	Secured note; see (C) below
(D) Promissory note, bears interest at 12% per annum	160,130	Unsecured note payable to an officer of the Company, due December 31, 2007, or upon equity raise of $1 million if earlier

Accrued interest	25,677
	$5,185,807

(C) Secured note, as amended, payable to TKV in conjunction with the acquisition of Z5 on September 13, 2007; bearing interest at 5% per annum (increasing to 13% if not paid in full on or before March 15, 2008, or upon occurrence of certain default events as defined in the note), guaranteed by the Company’s operating subsidiary, Fortified DataCom and collateralized by Fortified DataCom’s assets (Note 14).

Note 7 - Convertible notes payable

During the period April 26, 2007 through May 11, 2007, the Company issued a series of convertible notes upon receiving cash proceeds aggregating $750,000. The notes are unsecured and are due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash or (ii) October 31, 2007. The principal amount bears interest at 12% per annum. At any time that the principal and accrued interest remains outstanding, the lender of each note has the right to convert such principal and accrued interest into shares of the Company’s common stock at a rate of $.50 per share, which was less than the fair value of the Company’s common stock on the date of issue. Accrued interest of $41,540 is included in convertible notes payable at September 30, 2007.

The convertible notes payable had a beneficial conversion discount because the conversion prices of the notes were less than the fair value of the Company’s common stock. An amount of $750,000 has been recorded in additional paid in capital for the fair market value of the beneficial conversion feature (the “BCF”). The resulting discount (BCF) is being amortized into income as interest expense over the term of the debt. As of September 30, 2007, unamortized BCF of $127,447 is included as an offset to convertible notes payable.

On July 23, 2007, the Company issued a convertible note in the principal amount of $200,000 for cash proceeds. The principal amount bears interest at 12% per annum. The principal and interest are immediately convertible upon the consummation of subsequent financing transactions in which the Company raises a minimum of $500,000 through the sale and issuance of equity or equity-linked securities. The convertible note will be converted at the price determined for the contemplated private placement. Accrued interest of $4,537 is included in convertible notes payable at September 30, 2007.

On September 5 and 6, 2007, pursuant to its standby funding agreement with Clarus, the Company issued convertible notes upon receiving cash proceeds of $500,000. The notes are unsecured and mature on September 5 and 6, 2008, respectively. The principal amounts bear interest at 12% per annum and any payments in arrears bear interest at 18% per annum. The principal and interest are mandatorily and automatically convertible upon the consummation, before the maturity date, of subsequent financing transactions in which the Company raises a minimum of $500,000 through the sale and issuance of equity or equity-linked securities. The convertible notes will be converted at the price determined for the contemplated private placement. Accrued interest of $4,044 is included in convertible notes payable at September 30, 2007.

The initial closing under the private placement was completed as of November 16, 2007 in an amount greater than $500,000 (Note 14). Accordingly, the July 2007 and September 2007 notes converted to equity contemporaneously with such closing.

NOTE 8 - Income Taxes

The Company has accumulated net losses since inception, accordingly, the Company has not provided for income taxes for the periods ended September 30, 2007 and 2006.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of September 30, 2007.

The Company has adopted the provisions of FASB Interpretation No 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with income taxes. Tax fiscal year 2004 and forward remain open to examination by the U.S. Internal Revenue Service and state authorities.

We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

Note 9 - Capital Stock

At September 30, 2007, the Company had 200,000,000 shares authorized at a par value of $.001 per share.

Note 10 - Stock Based Compensation

The Company’s stock option plan, adopted on September 13, 2007, allows the board of directors to grant incentives to employees, directors and consultants in the form of incentive stock options (ISOs); nonqualified stock options; stock appreciation rights (SARs); and restricted and unrestricted stock awards. Stock awards under the Company’s plan are granted at prices which are no less than the fair market price of the stock on the date of grant. ISO grants and SAR’s granted to ten percent shareholders, however, are issued at 110% of fair market value. Options granted under this plan can be time based or performance based options and vesting varies accordingly. Options under this plan expire ten years from the date of grant. Compensation expense recognized in the Statement of Operations during the three and nine months ended September 30, 2007 amounted to approximately $760,000 and $817,000, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the nine months
Ended September 30, 2007
Expected life	2-5 years
Expected volatility	53-6% - 83.43%
Risk-free interest rate	4.47%
Dividend yield	0%

The expected life of options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility pre-Merger was based on an index, and post-Merger is based on volatility of the Company’s stock. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the options. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

The status of the Company’s stock option plan at September 30, 2007 is summarized as follows

	Number of Shares Under Option (000’s)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding, January 1, 2007	-	-	-	-
Granted	9,987	$.51	4.72
Exercised	-	-	-
Canceled or Forfeited	882	$.28	-
Outstanding September 30, 2007	9,105	$.53	3.57	$2,427

During the nine months ended September 30, 2007 the weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $.21 per share. The requisite service period for options granted during 2007 was 1 to 3 years.

The following table summarizes information about stock options outstanding at September 30, 2007:

Exercise Prices	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Number Exercisable (000’s)
$.28	2,647	4.3	1,853
$.41	2,353	4.9	2,353
$.76	3,000	5.0	-
$.77	1,105	5.0	-

As of September 30, 2007, there was $1,782,000 of total unrecognized compensation cost related to nonvested options.

Note 11 - Commitments and Contingencies

The Company presently leases approximately 1,200 square feet of office space in New Canaan, Connecticut for the Company’s headquarters under a month-to-month lease. In addition, the Company leases 500 square feet of office space in Englewood, Colorado.

Rent expense charged to operations amounted to $21,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

On December 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice.

On October 22, 2007, the Company entered into a contract for public relations services with a firm independent of the investor relations firm requiring the payment of $5,000 per month expiring on October 21, 2008. This commitment can be terminated by either party without penalty upon 60 days’ written notice.

On or about June 8, 2007, Aegis Industries, Inc., (a privately held Delaware Corporation) (“AI”) filed an action against Fortified, two of its directors and several other additional parties in the Second Judicial District Court, County of Washoe, State of Nevada. Plaintiffs allege claims for, among other claims, breach of contract related to a non-binding letter of intent entered into by AI and Fortified in November 2006.

The parties have agreed on settlement terms, effective upon certain payments made by a third party to AI, which provide Fortified with a full release of all claims against it. Under terms of the settlement, Fortified agreed to assign to a third party certain promissory notes receivable issued to Fortified by AI totaling approximately $1,174,000 in principal and accrued interest thereon, in full satisfaction of demand notes payable that Fortified had previously issued to that third party, and loans payable to AI, which together total approximately $1,130,000 as of September 30, 2007 in principal and accrued interest. The difference between the assigned notes receivable and the assigned liabilities of approximately $44,000 was recorded as an expense at September 30, 2007. Final settlement is expected during 2007.

Note 12 - Related Party Transactions

Management Fees

During the three and nine months ended September 30, 2007, pursuant to a contract that expires November 30, 2008, the Company paid management fees totaling $14,000 and $64,000, respectively, to a company controlled by a director and former officer of the Company.

Reseller agreement

During the nine months ended September 30, 2007, the Company was paid $179,000 for products sold as a reseller by a company in which a director and officer of the Company indirectly holds a minority interest.

Loans and Advances from Related Party

During the nine months ended September 30, 2007, the Company paid approximately $65,000 to reimburse expenses paid on behalf of the Company by a company controlled by a director and officer of the Company.

Note 13 – Product Warranty

During the three months ended September 30, 2007, the Company upgraded product sold to certain customers during 2006. These upgrades were not contemplated at the time of sale, and accordingly, were recorded as warranty cost. The cost of these upgrades, net of the value of exchanged product totaled $94,000 and was charged to Cost of Goods Sold. In addition, a reserve for $15,000 was established for similar upgrades to be completed after September 30, 2007.

Note 14 - Subsequent Events

As of November 16, 2007, the Company completed the initial closing under a private placement of its equity securities. Under the terms of the private placement, the Company will issue units to investors, consisting of one common share and one warrant for the purchase of a common share (“Unit”). Pursuant to the initial closing, 4,850,386 Units were issued in exchange for a combination of cash and conversion of certain convertible notes totaling $1,838,000, net of associated fees (Note 7).

On November 15, 2007, TKV and the Company entered into a Note Modification Agreement (the “Note Amendment”), amending the Note issued to TKV in connection with the Merger to revise the payment schedule thereunder. The Note Amendment defers $750,000 of the payments previously scheduled to be made in 2007 until 2008, in consideration of a modest acceleration of payments previously scheduled for March 31, 2008 to various earlier dates in 2008. The Note Amendment was made effective October 16, 2007, upon the expiration of the cure period applicable to the original due date of the first payment to TKV. Pursuant to the Note Amendment, TKV also waived the Company’s failure to make that payment and the subsequent payment on a timely basis (although no acceleration notice had previously been given by TKV). No other terms of the Note were amended.

Pursuant to the Note Amendment, the revised payment schedule is as follows:

  $250,000 on or before November 19, 2007
  $500,000 on or before December 14, 2007
  $1,000,000 on or before January 15, 2008
  $1,000,000 on or before January 31, 2008
  $1,000,000 on or before February 15, 2008
  $1,000,000 on or before February 28, 2008
  Final installment in the amount equal to the then outstanding principal and interest on or before March 15, 2008.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including, without limitation, the “Risk Factors” contained below. We undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited pro forma fiscal year and interim financial statements and the notes thereto included in this report on Form 10-QSB, our audited financial statements and the notes thereto included in Exhibit 99.1 and our Management’s Discussion and Analysis or Plan of Operation contained in our current report on Form 8-K/A filed September 28,2007. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

OVERVIEW

On September 13, 2007, Fortified Holdings Corp. (“we”, “Fortified” or the “Company”) completed the acquisition of Z5 Technologies LLC (respectively, “Z5” and the “Merger”). Prior to our acquisition of Z5, we had minimal operations, and consequently the Merger is being accounted for as a recapitalization of Z5. In this Report, unless the context indicates to the contrary, the term “we” includes the business operations of Z5 prior to its acquisition by Fortified.

Since the closing of the Merger, we have continued Z5’s prior business of developing and selling a line of man-portable Command and Control, Communications and Compute (C4) solutions for field based incident management and emergency operations support. Z5’s products were marketed under the NOMADTM brand, principally for use by the military, first responders, relief workers and high risk industries, and we have adopted that brand subsequent to the Merger. To effect the Merger, Z5 merged with a new, wholly-owed subsidiary of the Company, which has been renamed Fortified Data Communications, Inc. or “Fortified DataCom” and which will conduct the former Z5 business in the future.

As consideration for the Merger, we issued 5,000,000 shares of the Company’s common stock and a promissory note in the amount of $5,000,000 to Thomas Keenan Ventures LLC (TKV), the owner of all Z5’s equity outstanding at the time of the closing. In addition, we have agreed to issue TKV another 10,000,000 shares in two future tranches: 5,000,000 shares will be issued on January 15, 2008 or upon our raising $2.75 million in new capital, if earlier; and the final 5,000,000 shares will be issued on February 15, 2008 or upon our raising a total of $6.0 million in new capital (including the prior $2.75 million), if earlier. The shares issued to TKV in the Merger are subject to registration rights. As amended following the closing of the Merger, the promissory note will be payable in seven payments on specified dates between November 2007 and March 2008. In the Merger, the Company also granted replacement stock options to pre-closing holders of Z5 options, entitling them to purchase up to an additional 5,000,000 shares of the Company’s common stock. Additionally, the Merger Agreement contains customary indemnification provisions, under which Fortified and TKV, respectively, have agreed to indemnify one another with respect to certain matters, subject to specified limitations and conditions.

As a condition to the Merger, our majority stockholder tendered back to the Company an aggregate of 41,200,000 shares of Company common stock, for cancellation, without payment. As a result of the Merger and the cancellation of those shares, TKV now owns 9% of the Company’s issued and outstanding common stock, excluding the stock to be issued in the future. When the additional shares described above are issued (and excluding other shares that will have been issued by such time), TKV will own 23% of the Company’s issued and outstanding common stock.

In connection with the Merger, Brendan T. Reilly was appointed as the Company’s President, Chief Executive Officer and Chairman, and Alan Hurwitz was appointed as the Company’s Executive Vice President and Chief Financial Officer. Mr. Reilly holds a controlling interest in TKV, and may be deemed to control all shares of Company common stock held by TKV. Mr. Hurwitz holds a minority interest in TKV.

For tax and accounting purposes, the Merger is effective as of September 13, 2007, and for accounting purposes the Merger is treated as a recapitalization of Z5.

PLAN OF OPERATIONS

The consummation of the Merger with Z5 marked the commencement of operations for Fortified in its current line of business, providing solutions to the Emergency Management and Response sector. Z5 operated in this sector since early 2006. Historical aspects of the discussion below relate to the operations of Z5 during the stated periods.

We have secured a standby commitment from a third party for $2.7 million of funding in specified tranches through 2007 (of which $700,000 has been funded through November 12, 2007), to provide funding while we work with investment bankers to obtain private funding from accredited investors and institutions, in an amount targeted to be between $12,000,000 and $20,000,000. If the latter financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in the Company.

The funding, if raised, will be used for working capital, to fund continuing research and development, and to finance acquisitions of synergistic businesses. We have reached an understanding with FastNet Solutions, Inc. (“FastNet”), based in Lynn, Massachusetts, to acquire FastNet. If consummated, Fortified’s acquisition of FastNet would add to our portfolio a unique research and engineering company that also manufactures wireless equipment. FastNet offers products consisting of range extenders, commercial-grade sector antennas, and omnidirectional antennas. In addition, FastNet’s Mobile Rugged Division designs custom enclosures and equipment integration for commercial and military equipment. These enclosures are designed to meet strict and demanding field requirements such as JTRS Cluster 5, and are fabricated for maximum reuse, expansion, and ruggedness. We contemplate adopting these enclosures for our existing NOMADTM line of C4ISR products, in addition to continuing to sell them to third-party customers. FastNet currently employs 4 full time people. There is no assurance, however, that the acquisition of FastNet will be consummated and there remains no definitive agreement in place regarding such transaction at this time.

Liquidity and Capital Resources

Since inception, we have operated at a loss.

Net cash used in operating activities increased $987,000 from $102,000 for the nine months ended September 30, 2006 to $1,089,000 for the nine months ended September 30, 2007. This increase is primarily attributable to the increases in operating expenses for which there were no comparable expenditures during the nine months ended September 30, 2006.

Net cash used in investment activities increased $132,000, from $50,000 for the nine months ended September 30, 2006 to $182,000 for the nine months ended September 30, 2007. This increase is primarily attributable to purchases of demonstration equipment and software for resale made during the nine months ended September 30, 2007 as compared to the same period in 2006.

During the nine months ended September 30, 2007, cash provided by financing activities included $1,272,000 raised through the sale of notes, certain of which are convertible into equity, compared to $175,000 in during the same period in 2006. In addition, $200,000 was raised through convertible notes subsequent to September 30, 2007. Further, during the first half of November 2007, we completed the initial closing under the private offering, including $918,000 of cash (net of fees) and the conversion of principal and accrued interest on convertible notes totaling $920,000. As of November 15, 2007, we had a cash balance of approximately $600,000.

In connection with the Merger, we entered into a Standby Financing Commitment with a third party, Clarus Capital Limited and one of its affiliates (collectively, “Clarus”), under which Clarus has committed to direct or indirect investments up to an aggregate of $2.7 million in Fortified. Of this amount, $700,000 was funded through November 12, 2007, and $2.0 Million is committed to be available for funding through 2007.

Clarus’ obligation consists of a “standby” commitment, which will be offset by funds that we expect to raise through a private offering of equity and/or equity-linked securities. As noted above, we are actively working with investment bankers to manage this offering, which commenced in October 2007. This offering is being made to a limited number of accredited investors, and is targeted to raise gross proceeds of between $12 million and $20 million (the “Private Offering”). Clarus’ investment, if any, will be made on the same terms as those in the Private Offering.

Based on our current operating plan, and assuming we will raise the maximum targeted amount in the Private Offering, we anticipate that we will expend a minimum of $15 million of proceeds from the Private Offering through December 2008. In addition to costs associated with production of units of the NOMAD™ units (which, as noted above, will vary based on the number of units that we manufacture), we anticipate that our most significant costs during that time frame will be the following items:

  Mergers and Acquisition costs, including the cash portion of purchase price, if any, and transaction related costs, which are currently anticipated to total approximately $12.0 million. This includes $5 million payable under the promissory note resulting from the Merger with Z5, and other costs associated with the Merger.

  Research and development expenses, including salaries and associated employee benefits and travel, outsourced engineering and design services, and testing, which are currently anticipated to total approximately $1.0 million.

  Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, which are currently anticipated to total approximately $ 1.0 million; and

  General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, which are currently anticipated to total approximately $ 1.0 million.

We anticipate that the additional capital will come principally from one or more of the following: sale of additional securities, debt financing, customer deposits, working capital generated from unit sales or vendor credit terms. We do not currently have any working capital or long-term debt financing arrangements or lines of credit with lenders. Since inception, we have not generated significant revenue and there can be no assurance that we will generate significant revenue in the future.

If the amount raised in the Private Offering is less than the $20 million currently targeted as the maximum offering amount, the first area of reduced spending would likely be in Mergers and Acquisitions. Such a reduction would likely slow the pace of our anticipated acquisition of synergistic businesses in the Emergency Management and Response sector.

Prior to the Merger, the Company relied on convertible notes and advances from related parties to meet working capital needs at times when operating cash flows were insufficient on their own. The principal uses of cash have been for product development and manufacture, general and administrative expenses, advances to a related party, and investments in demonstration equipment. While we expect revenues to increase materially during the next ninety days relative to prior periods, our revenues (and gross profits from those revenues) are still expected to fluctuate widely from period to period, and in any event are not expected to be sufficient to fund core operating expenses for the near future.

Since inception, we have incurred approximately $125,000 in capital asset expenditures, primarily related to demonstration equipment, office equipment and furniture. Future requirements will include similar types of expenditures. We anticipate capital expenditure spending of less than $50,000 during the remainder of 2007, primarily consisting of computer equipment, demonstration units, and assembly and test equipment. We do not anticipate significant investment in manufacturing equipment while production remains outsourced.

Based on the expected pace of sales activity for our NOMADTM products, coupled with financing proceeds that we have received to date through the Private Offering and the funds that remain available to us under the Standby Financing Commitment from Clarus, we believe that even if we are unable to raise additional funds in the Private Offering, we will have sufficient liquidity to fund our operations for at least the next 12 months. However, in light of our current limited stockholders’ equity as well as our lack of operating history, if we are unable to raise sufficient capital in the Private Offering there can be no assurance that we will be able to fund the development of our business in the manner we currently contemplate. In that event, the growth of our business and our prospects would be materially and adversely affected. Moreover, even if we are able to obtain the necessary additional capital on a timely basis and on acceptable terms, the holders of the Common Stock may experience substantial dilution from the Private Offering. In addition, we would be unable to repay the $5 million note payable to TKV for the acquisition of Z5 (the “TKV Note”). The TKV Note is collateralized by the assets of Fortified DataCom. On November 15, 2007, TKV and the Company entered into a Note Modification Agreement (the “Note Amendment”), amending the TKV Note to revise the payment schedule thereunder. The Note Amendment defers $750,000 of the payments previously scheduled to be made in 2007 until 2008, in consideration of a modest acceleration of a portion of the payments previously scheduled for March 31, 2008 to various earlier dates in 2008. The Note Amendment was made effective October 16, 2007, upon the expiration of the cure period applicable to the original due date of the first payment to TKV. Pursuant to the Note Amendment, TKV also waived the Company’s failure to make that payment and the subsequent payment on a timely basis (although no acceleration notice had previously been given by TKV). No other terms of the Note were amended.

Pursuant to the Note Amendment, the revised payment schedule is, which is payable as follows:

  $250,000 on or before November 19, 2007
  $500,000 on or before December 14, 2007
  $1,000,000 on or before January 15, 2008
  $1,000,000 on or before January 31, 2008
  $1,000,000 on or before February 15, 2008
  $1,000,000 on or before February 28, 2008
  Final installment in the amount equal to the then outstanding principal and interest on or before March 15, 2008.

Financial Condition and Results of Operations

Since inception, we have operated at a loss. In early 2006, we were primarily engaged in organizational activity including product development, negotiating vendor contracts, engaging and developing our initial customer base, and recruiting and managing staff. Our first products shipped in the third calendar quarter of 2006, to the City of New Orleans Police Department, and sales of military products began during the fourth calendar quarter of 2006. Total sales for 2006 were approximately $671,000. During the first three calendar quarters of 2007, we returned our focus to the development and release of next generation products, and consequently sales were limited (with immaterial exceptions) to a single customer during this period, totaling approximately $84,000. We currently have a sales backlog of $214,000 for products that are expected to be shipped in the next 30 days. Further, due to the current stage of our business, the relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results.

Costs associated with manufacture and distribution of NOMAD™ and associated products are variable based on quantities and the specific units that we sell during a given period. Since inception, the Company has outsourced production to third party manufacturers. While this is expected to continue for the immediate future (at least into mid-2008), management is investigating opportunities to acquire assembly facilities to improve gross margins, improve quality and ensure production needs can be met.

We expect our operating expenses will increase as we increase our transaction volumes, research and development activities, and sales and marketing activities. We anticipate developing new product versions with improved functionality or additional features which will require retesting along with accessories. However, we also anticipate that revenues will increase at a faster rate than operating expenses during the next 12 months. Our anticipated areas of expansion and associated expenditures are summarized above under Plan of Operation.

We anticipate funding for the activities described above will come principally from some or all of the following sources: working capital generated from sales of products and services, additional funding through continued sale of securities, and debt financing. We do not currently have any financing arrangements or lines of credit with lenders.

We have completed development of the next generation of NOMAD™ products, and are able to produce sufficient quantities to meet current demand.

Revenue

Since inception, we have sold 45 NOMADTM units, generating approximately $755,000 of revenue. We began initial production during 2006 and have established a suggested base retail unit list prices ranging between $16,000 and $32,000 within the NOMAD™ models. Unit prices for resellers and for purchases under GSA contracts reflect discounts off of the retail pricing. Revenues for the third quarter of 2007 and year to date were $25,000 and $84,000 respectively, compared to $59,000 for the same periods in 2006. We currently have a sales backlog of $214,000 for products that are expected to be shipped in the next 30 days.

Cost of Sales

Cost of goods sold consists primarily of direct costs of the manufactured units. Many factors are anticipated to affect our gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, the Company currently does not operate its own production facilities, and we intend to continue to outsource production to a third party manufacturer as we investigate opportunities to acquire our own assembly capabilities. At volume production levels, we expect the gross margin to be approximately 45%. Our current margins for initial sales have been approximately 40%, reflecting low-volume production coupled with other one-time costs specifically associated with producing these units. For the third quarter of 2007 and year to date, we incurred negative gross profit of ($183,000) and ($159,000), respectively, driven by an upgrade program that has not been billed, combined with additional warranty and obsolescence reserves stemming from the rollout of the new NOMAD C4 design. During the three months ended September 30, 2007, the Company upgraded product sold to certain customers during 2006 without charge to those customers. These upgrades were not contemplated at the time of sale, and accordingly, were recorded as warranty cost at the time the costs were incurred. The cost of these upgrades, net of the value of exchanged product, totaled $94,000 and was charged to Cost of Goods Sold. In addition, a reserve for $15,000 was established for similar upgrades to be completed after September 30, 2007, and the reserve for obsolete inventory was increased by $57,500 to $65,000. For the three and nine months ended September 30, 2006, no such reserves were recorded.

Management believes that the warranty reserve of $25,000 as of September 30, 2007 is sufficient. However, given our limited operating history, we cannot reliably predict the level of warranty claims, and such claims may exceed the warranty reserve. We will continue to develop an estimate for warranty claims based on experience.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, outsourced engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expenses of approximately $134,000 during the third quarter of 2007 are net of $32,000 of costs related to the improvements to the VantagePointTM software in preparation for its general release that were incurred and then capitalized as of September 30, 2007. Year to date research and development costs totaled $332,000 through the third quarter 2007, and represent approximately 13% of total operating expenses during the same period. Research and development costs for the third quarter and nine months ended September 30, 2006 were $0. We expect that research and development spending related to new products and the NOMAD™ family of products will increase as we continue to define new versions to meet additional market needs and integrate new capabilities and components.

Consulting, Selling, General and Administrative

Consulting, selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management, staff and consultants, travel related expenses and professional services.

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2007 compared to the same periods during 2006 due to increased number of employees, costs associated with the Merger, and stock based compensation. Future spending is expected to increase as we continue to add employees for sales and marketing, shared services, and management, however, we expect these costs to decrease as a percentage of revenues over the next year as revenues continue to ramp up.

Stock-based compensation expense during total $817,000 on a year to date basis, comprised of $481,000 related to non-employees, including members of the Company’s Board of Advisors and other consultants, and $336,000 for sales, general and administrative employees. $746,000 of these costs were recorded during the third quarter, and include accelerated amortization of compensation related to stock option grants based upon the Merger. There were no stock-based compensation costs during 2006.

Fair value of the options for non-employees is remeasured at each reporting date and compensation expense being amortized is adjusted accordingly. The aggregate non-cash compensation expense to be recognized in the future for awards that were unvested at September 30, 2007 is approximately $1,782,000, which will be recognized through 2010. We expect to continue issuing stock options as an important component of incentive compensation. Stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

Interest Income

Interest income for the nine months ended September 30, 2007 is a result of interest earned on amounts due from loans to Aegis Industries, Inc. (a private company, formerly an acquisition target) and a non-executive employee.

Income Tax Expense

Prior to the merger, Z5 was not required to pay income taxes because it was a Limited Liability Company, whose tax obligations were passed through to its equity holders. The business of Fortified prior to the Merger has incurred operating losses since inception and accordingly has not recorded a provision for income taxes for any of the periods presented.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our audited financial statements contained in our current report on Form 8-K/A filed on September 28, 2007. We have consistently applied these policies in all material respects except as specifically identified herein. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition and liquidity.

Development Stage Company

Prior to the acquisition of Z5, the Company was a development stage company, as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

Below is a brief description of key accounting principles which we have adopted in determining our recognition of revenues and expenses:

Convertible Instruments

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are deferred and recognized upon acceptance. Revenue will be deferred and recognized once acceptance has occurred.

Stock Based Compensation

Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods or Services” and SAB No. 107, Share-Based Payment. Compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. For awards with graded vesting, compensation is recorded using the straight line method over the vesting period, but in no event shall total compensation recognized under the awards be less than the aggregate fair value of shares vested under such awards. Stock option related compensation is equal to the fair value of the award which we determine using a binomial option-pricing model.

Income Taxes

We account for income taxes using the asset and liability method, as provided by SFAS 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. No income taxes were provided because we have incurred losses from our inception. Due to the company’s limited operating history and, therefore, uncertainty of future taxable income, no future tax benefits have been recognized.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years ending beginning after November 15, 2007, however earlier application is encouraged. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This statement requires that the Company recognize, in our condensed consolidated financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have any material impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. The Company’s most significant estimates include assessing the collectability of accounts receivable and notes receivable, the use and recoverability of inventory, determining the fair value of stock-based awards, useful lives of depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others.

The markets for the Company’s products are characterized by intense competition, rapid technological developments, evolving standards, short product life cycles and price competition, all of which could impact the future realizable value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective due to the fact that we lack sufficient internal accounting personnel and segregation of duties necessary to ensure that an adequate review of the financial statements and notes thereto is performed and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, all in a manner that allows timely decisions regarding required disclosure. We undertaking planning and actions to provide effective disclosure controls and procedures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

The consolidated financial statements include all adjustments identified as a result of the evaluation performed.

There were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2007.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about June 8, 2007, Aegis Industries, Inc. (a Delaware corporation) (“AI”), Ken Stethem, Paul Evancoe, Carl Sangree, Anthony Passante, Mariella Marquez, Paul Archinard and Stan Hollaway (collectively, “Plaintiffs”) filed an action against Fortified Holdings Corp., two of its directors, David Kirby and Dennis Mee, and other additional parties (collectively, “Defendants”) in the Second Judicial District Court, County of Washoe, State of Nevada (assigned Case No. CV 0701304). Plaintiffs allege claims for (1) Breach of Contract; (2) Breach of the Implied Covenant of Good Faith and Fair Dealing; (3) Unjust Enrichment; (4) Fraud/Fraudulent Misrepresentation; (5) Violation of Nevada Revised Statute 207.400 (RICO); (6) Conversion; and (7) Conspiracy against all defendants related to a non-binding letter of intent entered into between AI and Fortified Holdings Corporation in November 2006. Fortified Holdings Corporation and its directors strongly dispute the claims alleged by Plaintiffs and shall vigorously defend the action and assert all appropriate counterclaims. Motions to Dismiss were filed by Fortified Holdings Corporations and its directors in response to the Complaint. No trial date has been set.

The parties have agreed on settlement terms, effective upon certain payments made by a third party to AI, which provide Fortified with a full release of all claims against it. Under terms of the settlement, Fortified agreed to assign to a third party certain promissory notes receivable issued to Fortified by AI totaling approximately $1,174,000 in principal and accrued interest thereon, in full satisfaction of demand notes payable that Fortified had previously issued to that third party, and loans payable to AI, which together total approximately $1,130,000 as of September 30, 2007 in principal and accrued interest. The difference between the assigned notes receivable and the assigned liabilities of approximately $44,000 was recorded as an expense at September 30, 2007. Final settlement is expected during 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2007. Subsequently, in November 2007, the Company completed the initial closing under a private placement for 4,850,386 common shares and the identical number of warrants in exchange for $918,000 of cash (net of fees) plus the conversion of $920,000 of outstanding principal and accrued interest under convertible notes.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2007.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

2.1	Note Modification Agreement by and among Fortified Holdings Corp. and Thomas Kennan Ventures, LLC, dated November 15, 2007, FILED HEREWITH.

31.1	Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 19, 2007. FILED HEREWITH

31.2	Certification of Fortified Holdings Corp. Chief Financial Officer Alan Hurwitz, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 19, 2007. FILED HEREWITH

32.1
Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated November 19, 2007. FILED HEREWITH.

32.2
Certification of Fortified Holdings Corp. Chief Financial Officer, Alan Hurwitz, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated November 19, 2007. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007

FORTIFIED HOLDINGS CORP.

By:	/s/ Brendan Reilly
Brendan Reilly
Chief Executive Officer

By:	/s/ Alan Hurwitz
Alan Hurwitz
Chief Financial Officer