Form 10KSB
period 2007-12-31
Fortified Holdings Corp.
filed 2008-04-15
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to __________________

Commission file number: 000-51936

FORTIFIED HOLDINGS CORP.
(formerly Aegis Industries, Inc.)
(Name of small business issuer in its charter)

Nevada	98-0420577
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

125 Elm Street, New Canaan, Connecticut, USA 06840
(Address of principal executive offices)

(203) 594-1686
Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

State issuer's revenues for its most recent fiscal year: $155,633

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$23,315,000 as at March 31, 2008 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

83,268,864 shares of common stock as at March 31, 2008

PART I

This annual report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” variations of those words, and similar expressions. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled “Investment Considerations” under Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Form 10-KSB. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. Our reports and filings are available from the SEC’s website (www.sec.gov) or from the investor page of our website (www.fortifiedholdings.com/investors). All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

ITEM 1: DESCRIPTION OF BUSINESS

Overview

Fortified Holdings Corp. (“we”, “Fortified” or the “Company”) is working to establish itself as a leading provider of a variety of deployable products used for field-based Emergency Management and Critical Incident Response by law enforcement, first responders, the military, the private security industry, humanitarian relief organizations and others who respond to “critical incidents”. Within this market, we have focused to date especially (but not exclusively) on so-called Command, Control, Communications and Compute, Intelligence, Surveillance and Reconnaissance (“C4ISR”) products.

We currently produce and sell a line of man-portable Command, Control, Communications and Compute (C4) solutions for field-based incident management and emergency operations support under the NOMADTM brand. Originally developed by our predecessor Z5Technologies LLC, our NOMADTM products are a line of Incident Command units and related deployable communications and tactical power solutions, which are used by the military, first responders, relief workers and high risk industries. We have also developed, and are currently preparing to market, a suite of software applications for the Geospatial Information Services market.

We intend to build out – through acquisition and through internal development – additional products and services that enable emergency responders to more effectively perform their roles though enhanced information gathering, communications, situation management, and ultimately the ability to respond to those in need at time of crisis. Our business plan and intention is to seek out and acquire other companies with synergistic products that can be marketed to the Emergency Management and Response sector. We expect to give greatest consideration to acquisitions that will bring us additional product lines in the fields of mobile data communications; geospatial and sensor data management; and tactical power sources and power management.

Business Development

Fortified was incorporated in Nevada in February, 2004, under the name Major Creations Incorporated. Major Creations’ original business plan at that time was to sell new small diesel tractors, modified to have a vintage-style appearance. The Company exited that business in 2006 after having conducted only very limited operations. In November, 2006, we determined to enter into the business of designing, developing and selling products that are used by the Emergency Management and Response sector, and subsequently refined that plan to focus on C4ISR products used within that market.

On September 13, 2007, we completed an acquisition (by subsidiary merger) of Z5 Technologies LLC (respectively, the “Merger” and “Z5”). Prior to the Merger, we had minimal operations, and consequently the Merger was accounted for as a recapitalization of Z5. In this Report, unless the context indicates to the contrary, the term “we” includes the business operations of Z5 prior to its acquisition by Fortified.

Prior to its acquisition by Fortified, Z5 designed and sold its NOMADTM line of products. Since the acquisition of Z5, we have been actively pursuing the business formerly conducted by Z5. In addition, as contemplated by the terms of the Z5 Merger, the Chief Executive Officer and the Chief Financial Officer of Z5 were each elected by our Board as our Chief Executive Officer and Chief Financial Officer, respectively.

Z5 itself was formed in 2003 as a Connecticut limited liability company, with limited initial operations in 2004 and 2005 as a reseller of information technology products to government purchasers. In early 2006, Z5 was acquired by Thomas Keenan Ventures LLC (“TKV”) to pursue the development and sale of the emergency operations centers (EOCs) then being developed by TKV’s principals. Z5’s sales of NOMADTM units commenced in 2006.

Principal Products and Services

Our NOMAD TM Incident Command Platform assembles advanced voice communications, data communications, mission command, compute, data storage and security technologies into a rugged, man-portable case, providing a tactical command solution. Incorporating cellular and/or satellite communications capabilities, our NOMAD TM products and solution suite enables users to take control of challenging situations in the most challenging environments, coordinating their resources in the immediate vicinity while maintaining communications with the outside world. Built to military specifications, we believe our solutions are the first in this market segment to combine the full range of capabilities we have included, assembled in a small (~50lbs) man-portable case.

Given the array of devices that are included, power consumption is of critical importance in these products. Our NOMADTM line includes a proprietary power management system that manages the charging and discharging cycles based on how the NOMAD TM is used.

One of the key distinguishing features of the NOMAD TM line is its ability to act as a wireless access point in a “mesh network” of wireless devices, creating a local data and communications network among a group of emergency responders. By combining a single NOMADTM with additional “nodes” geographically dispersed throughout an incident, a NOMAD TM can establish a local area network (LAN) with a range of up to seven miles (subject to environmental and other factors) from a single base unit. The base NOMAD TM unit can also be wirelessly connected automatically over a mesh network with additional NOMAD TMs in order to expand the incident-specific communications network over a geographically dispersed area spanning citywide or even statewide (subject to terrain, environmental conditions and number of deployed NOMAD TM units). The base NOMAD TM unit provides the uplink to the internet via either broadband satellite or high-speed cellular link, enabling other users on the NOMAD mesh not only to communicate with one another but also to communicate with commanders and others who are not field deployed.

In addition to our flagship model that provides a communications “uplink”, we also offer a smaller version designed to support individual users in forward deployed locations. We continue to work toward the integration and roll-out of additional NOMADTM models in various configurations to meet specific end-user needs, as well as related product and service sets that fit within its focused mission: to improve the delivery of information management and advanced communications to the Emergency Management and Response sector.

Markets for our Products

The NOMADTM fits at the core of the market segment known in the industry as “Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance” or “C4ISR”. The target market for C4ISR products in general – and for the NOMAD TM line in particular – consists principally of:

  Government agencies responsible for incident management or relief operations, such as the Federal Emergency Management Agency, its state and international counterparts, and other agencies within the U.S. Department of Homeland Security

  Military (U.S. and foreign)

  Emergency responders, such as police departments and the National Guard

  Non-governmental organizations (NGOs) and other private bodies that conduct humanitarian relief operations

  High-risk industries that provide their own incident management, such as offshore oil and gas drilling, mining and in-field private security companies

The creation of the U.S. Department of Homeland Security (DHS) has dramatically increased the domestic market opportunity for C4ISR products, and the terrorist attacks of 2001 that prompted the creation of the DHS similarly have accelerated the C4ISR market internationally. Analyst firm Frost & Sullivan estimates that annual government spending on C4ISR products now exceeds $29 billion globally. Of the $42.7 billion spent annually by the U.S. federal government on homeland security according to the Congressional Budget Office (CBO), the CBO’s categories of “Emergency Preparedness and Response” and “Border and Transportation Security” stand out as areas in which the NOMADTM has application. Annual spending on these functions totals $8.4 billion and $18.2 billion respectively. While only a small fraction of this spending is applied to communications and data management systems such as the NOMADTM, making it difficult to forecast the size of the opportunity within DHS and related departments, the Company believes that substantial budget dollars are available within this single agency alone.

Among law enforcement and other first responders, we believe our largest opportunities lie in the larger departments, which tend to be more technologically sophisticated and which tend to put greater emphasis on the extreme types of incidents in which our NOMADTM products have greatest utility. (For example, over 90% of departments in cities of over 250,000 maintain a written terrorist attack plan, compared to only 30% in jurisdictions of under 10,000.) A smaller but nonetheless possible opportunity in the law enforcement sector is expected to be found in police and sheriff’s departments serving rural areas, where cellular communications are less reliable or non-existent.

We believe the markets for our products are worldwide. Indeed, the utility of our products may be greatest in remote areas where communications infrastructure is lacking. In some cases, a domestic U.S. customer may purchase our products for use overseas (for example, the U.S. military), but in others the customer itself is outside the U.S. While to date we have not consummated any sales outside of the U.S., we have established reseller relationships in the Middle East and in Africa, and we are currently engaged in active sales discussion with customer prospects that are located in the Middle East and in Latin America or that are U.S. based but interested in deploying our solutions in those regions.

Distribution Methods

Because our potential customers are both significant in number and located around the world, we recognize that it would take significant resources to reach our entire potential customer base through direct sales. We therefore have adopted a multi-pronged sales strategy using a mix of direct sales, distributor sales and strategic partnerships to maximize our penetration into the Emergency Management and Response market.

Direct Sales to Designated “Focus Accounts”

Direct sales efforts are directed principally on designated “Focus Accounts,” primarily within the homeland security, military, and large Non Governmental Organization (NGO) market segments. These accounts include several of the sub-agencies of the Department of Homeland Security, including FEMA and the U.S. Border Patrol, various departments within the U.S. military, and a few large NGOs. In select circumstances these also include law enforcement and mid-size government agencies and commercial customers. Each focus account takes significant time, effort and money to pursue so we are judicious about which accounts we pursue directly as focus accounts. The sales process pursuing these accounts is performed as a coordinated effort by a small in-house sales team and select members of management.

Distributor/Reseller Channel

We expect to reach the bulk of our market through value added resellers and other types of distributors. The primary markets that we seek to address are well served today by value added resellers and other types of distributors as “channel partners”. The better resellers and distributors can be highly successful at establishing and maintaining relationships with their customers, enabling them to sell a variety of different products into those accounts. Rather than build a large direct sales force of our own, we generally seek to leverage the access and influence that carefully selected channel partners can offer in order to broaden our reach.

The indirect sales channel includes resellers focused on the support of First Responders and the military. These resellers (both domestic and international) offer Fortified’s solutions to their customers using the same fee structure as our direct sales force, except that the channel may retain a larger percentage of the revenue as commission. In general, resellers market the Company’s products in conjunction with other software and hardware as a part of a total solution offering, thereby minimizing sales channel conflict with the Company’s direct sales force.

To date, Fortified has thirteen value added resellers in a Channel Partner Program. Of these, the majority are based in the U.S. and are focused on the U.S. market; we have recently (Q1 2008) announced an expansion into the Middle East and Africa with the addition of Channel Sales Partners in Abu Dhabi and South Africa. Applied in tandem with our direct sales team, these Channel Sales Partners help to significantly increase Fortified’s “feet on the street” and our ability to introduce the NOMAD product line to a larger potential customers base.

Strategic Partnerships and OEM Strategies

Over the longer term, a third component of our sales strategy is anticipated to consist of strategic partnerships and OEM relationships with other industry players. To this end, we have had preliminary discussions with vendors of related technologies regarding the possibility of selling NOMAD units to them, for resale under their respective brands. While this distribution method holds the possibility of generating significant volume over time, it is currently less developed than our other distribution methods.

Newly Announced Products

In late 2007, we announced that we were developing a suite of software applications for the Geospatial Information Services market, to be marketed under the name VantagePointTM. Certain of the VantagePointTM applications are currently being used by prospective customers and others in a “beta” release. We expect to release the product to the general market within the next several months.

Competition

We are not the sole vendor of man-portable Incident Command units, deployable Emergency Operations Centers (EOC), deployable mesh networks or tactical power solutions in the market today. We are aware of over twenty (20) providers of products that compete by providing one or more of the functionalities contained in our NOMADTM tactical power and satellite communications solutions. However, most of the deployable solutions in the market today are large systems that are vehicle mounted. To our knowledge we are one of only four (4) firms focused on the man-portable sector of the market, and none of these competitors is large or is shipping a sufficient number of units today to give it a meaningful share of what we believe to be the total potential market.

The largest of the known competitors, Scotty plc, is based in the United Kingdom and sells a variety of communication and video equipment into the healthcare and government sectors. Action Systems, a division of V&A Incorporated, is a New Mexico-based integrator and reseller of a variety of computer and peripherals products focusing largely on the government sector. And the third known competitor is 308 Systems Inc., based in Colorado, which sells a “mobile office in a box” designed to support a single user.

In light of the relatively small number of shipments by ourselves and by these three focused competitors in comparison to what we believe is the total potential market for deployable Incident Command solutions, EOCs and related devices, in our view the market remains largely untapped. Thus, we do not need to rely on taking market share away from these competitors in order to expand our presence in our target market.

We believe that most customers for deployable Incident Command solutions, EOCs and related products are motivated primarily by product functionality and similar factors. To most prospective customers in this market, price differences between competing products are typically a secondary factor. As a consequence, and in general, we seek to compete principally by offering the most comprehensive solution available rather than by offering the lowest-cost solution.

Suppliers

The majority of the components that are included in our solutions are “commercial off the shelf” (COTS) components, available from a variety of suppliers. We have selected the particular components based on our assessment of their functionality, reliability, price and other factors, but in nearly all instances components produced by other suppliers could be substituted. We also have no reason to believe that the supplies of any of these components are limited.

There are two categories of components currently incorporated in our products that are not COTS components: the power supply, built for us by a contract manufacturer to our own proprietary specifications; and the communications components that provide “mesh networking” capability. The production facilities and methods used to produce the power supplies are not unique, and it is possible to shift production to a different contract manufacturer if a given current manufacturer ceased to be capable of producing sufficient quantities or to our specifications. Nonetheless, as we experienced when we encountered reliability problems with our products during 2007, such a transition can cause significant production delays and result in material added costs as the new manufacturer brings our products into its workflow.

Major suppliers include Qualtron, Inc. and Vicor Corporation for power management boards; Stratos, Inc. for satellite terminals and satellite service; Persistent Systems for networking components; and Twinhead Corporation, for ruggedized laptops.

Customers

By their nature, our products are sold largely to government entities. While over time we expect these customers to include a range of domestic federal, state and local entities as well as foreign entities, to date more than 77% of our sales have been to various departments and agencies of the U.S. federal government. These departments and agencies have included:

Branches and Agencies within U.S. Department of Defense

  U.S. Army – U.S. Northern Command, Joint Task Force for Civilian Support
  U.S. Air Force – Hammer Adaptive Communications Element (ACE) team
  U.S. Coast Guard

Branches and Agencies within U.S. Department of Homeland Security

  Federal Emergency Management Agency (FEMA)
  Department of Homeland Security Wireless Management Organization

In 2006, three customers accounted for approximately 90% of our total revenue. During the first half of 2007, the Company deferred sales efforts while it addressed product improvement and development of next generation products. The limited revenues recorded during this time included sales to the US Coast Guard, a commercial customer in the oil and gas industry, the city of Coventry, LA, and FEMA. Sales efforts resumed during the third calendar quarter of 2007, and we have begun to receive purchase orders for our updated products. As of December 31, 2007, our backlog was approximately $150,000.

Patents, Trademarks, Licenses and other Agreements

Because our products incorporate third party components, including software, the sale of our products to our customers in part entails the resale of those third-party components. We hold reseller agreements with our suppliers that, where applicable, enable us to pass on to our customers an end-user license agreement to the extent necessary for the operation of the software or other component.

We do not currently hold any issued patents or registered trademarks, although we have applied for a patent entitled “Man-Portable Incident Command Platform”. There are various aspects of the patent, which covers recharging controls and plurality of communications. There is no certainty that this patent, if obtained, will be of substantial protection or commercial benefit to the Company. Furthermore, it is not known whether the pending patent application will ultimately be granted or whether the patent, if issued, will prevail if challenged in litigation.

Government Approvals

As discussed above under the heading “Customers,” approximately 77% of our historical sales have been to U.S. government customers. Moreover, various agencies and branches of the U.S. Department of Defense, taken together, accounted for approximately 90% of total sales in 2006. While it is not a legal requirement that we be an approved vendor in order to sell to the United States government, we have established, through a third party contract, a “GSA Schedule” with the U.S. General Services Administration (GSA) with respect to many of the products we sell, and have applied for an approved GSA Schedule independently. GSA Schedules are product and price lists that are periodically reviewed and approved by the GSA as the basis for purchases by federal government agencies. Those GSA Schedules greatly facilitate our sales to government end-users. If the GSA were to refuse to approve those GSA Schedules, we could lose much of our government revenue base, and our business and results of operations would be materially and adversely affected.

In their standard configuration, our products comply with applicable U.S. Federal Communications Commission (FCC) regulations regarding wireless transmissions. As such, they do not require any separate approval from the FCC. Higher power antennas may cause a NOMADTM to exceed the FCC’s regulatory limits, and a customer who wishes to substitute a higher power antenna may be required to obtain approval of the FCC prior to its use. The FCC’s regulations apply only to use of our products within the United States, but comparable regulations in some other countries also impose limitations on wireless transmissions, which may be more or less stringent than those of the FCC.

Government Regulation

U.S. export control laws and regulations of the U.S. Department of Commerce, and similar regulations by the U.S. Department of State and other agencies, place some restrictions on our ability to sell certain of our components in certain countries outside the United States, or to certain specific end-users. At least for certain of the technologies that we incorporate in our products, the existence of these laws may effectively preclude sales in some foreign countries which would otherwise present attractive sales opportunities.

With the exception of export control laws and regulations and similar regulations of other agencies, we are not aware of any existing or pending regulations of the U.S. government, or of states within the United States, that materially affect our business (other than general regulations that affect all businesses).

Compliance with Environmental Laws

While some of the computer hardware and other components incorporated into our products include hazardous materials, we neither manufacture nor dispose of any of those components ourselves. Accordingly, we believe that the risks of any release of hazardous materials into the environment by us, and any associated liability for such a release, are both low.

Laws in certain foreign countries require manufacturers of electronics equipment to accept returns of used products from customers for recycling. It is possible that some of these laws apply, in addition to the manufacturers themselves, to resellers of electronic equipment such as ourselves. Additionally, while no similar law is currently in force at the federal level in the United States, we are aware that certain states and municipalities have adopted or are considering adopting such laws. We continue to monitor these developments to ascertain whether and where they may apply to Fortified in its role as a reseller of electronics equipment. We anticipate that, if and where any such laws do apply to us, we will enter into arrangements with our manufacturer vendors under which we would return any used products that we accept to those manufacturers for recycling rather than undertake any recycling program ourselves.

Research and Development

Our research and development expenditures in 2006 and 2007 were approximately $33,000 and $854,000, respectively. These costs primarily relate to the integration of components and development of the proprietary power supply system that is included in our NOMADTM, along with design and testing of new product concepts.

We continually seek to enhance the functionality of our products through further development efforts. We are seeking to develop additional products for the vertical markets into which we sell our NOMADTM, including both hardware and software.

Employees

As of March 31, 2008, we employed 12 people, of whom 9 were full-time and 3 were part-time. None of our employees are subject to collective bargaining agreements. We intend to increase the number of employees if we obtain additional financing . Initially, we do not expect to increase headcount by more than approximately 5 people, excluding increases through acquisitions.

ITEM 2: DESCRIPTION OF PROPERTY

We lease approximately 1,200 square feet of office space at 125 Elm Street, New Canaan, Connecticut, used as our corporate headquarters. The lease expires October 31, 2008. In addition, we lease approximately 1,000 square feet in Alexandria, Virginia through July, 2008 and approximately 500 square feet of office space at 8310 South Valley Highway, Englewood, Colorado on a month-to-month basis.

ITEM 3: LEGAL PROCEEDINGS

On or about June 8, 2007, Aegis Industries, Inc., (a privately held Delaware Corporation) (“AI”) filed an action against Fortified, two of its directors and several other additional parties in the Second Judicial District Court, County of Washoe, State of Nevada. Plaintiffs allege claims for, among other things, breach of contract related to a non-binding letter of intent entered into by AI and Fortified in November, 2006. The parties have agreed on settlement terms, effective upon certain payments made by a third party to AI, which provide Fortified with a full release of all claims against it. Under terms of the settlement, Fortified agreed to assign to a third party certain promissory notes receivable issued to Fortified by AI totaling approximately $1,206,000 in principal and accrued interest thereon, in full satisfaction of demand notes payable that Fortified had previously issued to that third party, and loans payable to AI, which together total approximately $1,160,000 as of December 31, 2007 in principal and accrued interest. The difference between the assigned notes receivable and the assigned liabilities of approximately $46,000 was recorded as an expense at December 31, 2007. Final settlement of this action is expected during 2008.

In addition, the Company is involved in various claims in the ordinary course of business. The Company’s management believes that the amounts of such claims are not material and as such, no amounts have been accrued for legal matters in the accompanying financial statements as of December 31, 2007 and 2006.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in 2007, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares are quoted on the OTC Bulletin Board under the symbol “FFDH” and are traded on the Stuttgart Exchange in Germany.

The following table shows the high and low bid quotations for our common stock in 2007 and 2006. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Common Stock

	$ High	$ Low

2007
First Quarter	$1.02	$.70
Second Quarter	$1.14	$.69
Third Quarter	$.86	$.51
Fourth Quarter	$.73	$.31

2006
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter	$.86	$.84

There was no trading on the Company’s stock prior to December 2006. On April 14, 2008, the last reported sale price for our common stock was $0.24. We had 62 shareholders of record as of March 31, 2008.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends in 2006 and 2007, and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan

Our Board of Directors adopted the Fortified Holdings Corp. 2007 Stock Plan on September 13, 2007 (the “Plan”). The Plan was adopted without seeking or obtaining the prior approval of the Company’s stockholders. The material terms of the Plan are summarized in Note 8 to our consolidated financial statements included in Item 7 of this Annual Report.

The status of the Plan at December 31, 2007 is summarized as follows:

Number of shares
remaining available
	Number of shares		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options	outstanding options	(excluding shares
reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-	-	-
Equity Compensation Plans not approved by security holders	10,605,000	$.52	1,395,000

Recent Sales of Unregistered Securities

As of January 31, 2008, the Company completed a third closing under a private placement of its equity securities. Earlier closings were completed effective November 16, 2007 and January 7, 2008, and were described in the Company’s Form 10-QSB filed on November 19, 2007 and in a report on Form 8-K filed on January 11, 2008. The private placement was made available solely to accredited investors, and was exempt from the registration requirements of the Securities Act of 1933, as amended, under Regulation D adopted pursuant to that Act. Under the terms of the private placement, the Company issued units to investors, consisting of one common share and one warrant for the purchase of one additional common share (“Unit”). At the third closing, 300,000 Units were issued in consideration of $108,000 in cash, net of $12,000 of associated fees.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since the closing of the Merger with Z5, we have continued Z5’s prior business of developing and selling a line of man-portable Command and Control, Communications and Compute (C4) solutions for field based incident management and emergency operations support. Z5’s products were marketed under the NOMADTM brand, principally for use by the military, first responders, relief workers and high risk industries, and we have adopted that brand subsequent to the Z5 acquisition.

Under our current operating plan, we hope to expand our line of products for the Emergency Management and Response sector through a combination of internal development and acquisitions. Our ability to execute on that strategy is largely dependent on our raising additional capital through one or more private placements of our common stock as described below under “Liquidity and Capital Resources.” Assuming we will raise an additional $10 million in gross proceeds in such private placements, we anticipate that our most significant expenditures will be the following items:

  Mergers and Acquisition costs, including the cash portion of the purchase price, if any, and transaction related costs, are currently anticipated to total approximately $7 million. This includes $3.75 million that remains payable under the promissory note resulting from the Merger with Z5.

  Development costs, including salaries and associated employee benefits and travel, outsourced engineering and design services, and testing, are currently anticipated to total approximately $0.5 million.

  Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, are currently anticipated to total approximately $0.5 million.

  General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, which are currently anticipated to total approximately $1.8 million.

  Inventory and other costs associated with production of NOMAD™ and related units. The total of these costs will vary based on the number of units that we produce, but we currently anticipate that we will require $0.2 million for inventory and other production costs.

Results of Operations

As discussed above and in Note 1 to our consolidated financial statements, our September 2007 Merger with Z5 has been accounted for as a recapitalization of Z5. Accordingly, our results of operations for periods prior to September 2007 are those of Z5. In the discussion below, when we seek to refer to the operations or net assets of Fortified before the Merger with Z5, we use the term “legacy Fortified”.

Results of Operations for the Year Ended December 31, 2007
Compared to Results of Operations for the Year Ended December 31, 2006

Sales. Our sales during the year ended December 31, 2007 were approximately $156,000. In comparison, our sales during the year ended December 31, 2006 (our first year of sales) were $671,000. The 2007 decrease of $515,000, or 77%, is the direct result of our shift in focus during 2007 to the development and release of next generation products to correct performance and reliability issues. Those efforts were delayed during the year while the Company worked to complete the Merger and obtain necessary funding. We believe we have now corrected all of the identified technical problems, including transitioning to new suppliers where needed. We resumed shipments of limited quantities of our primary product in September 2007, and as a consequence we recorded only limited sales during the entire 2007 year. However, we do believe that as of the time of this Report we are positioned to ship product in commercial quantities to address demand from our customers as orders are received.

Gross Margin. Gross margin for the year ended December 31, 2007 was a loss of $273,000, driven primarily by our extensive warranty replacement efforts conducted during the year to rectify the technical problems we discovered early in the year. Some of these replacements were not contractually required under our sales contracts, but we determined that we should correct the known issues for all customers regardless of contractual requirements, in the interest of long-term customer satisfaction and business reputation.

In comparison, our gross profit for the year ended December 31, 2006 was $277,000, or 41% of sales. We believe the percentage gross margin recorded in 2006 is, in general, indicative of the probable gross margins of the hardware portion of our business in future periods.

Operating Expense. We recorded operating expense for 2007 of $4,131,000. Of this amount, $2,747,000 consists of cash operating expenses and $1,209,000 consists of non-cash expense related to grants of stock options, $145,000 related to losses on disposal, write down and transfer of assets, and $30,000 of depreciation costs.

Operating costs of approximately $4,131,000 reflect the Company’s efforts to complete the Merger with Z5, hiring of management and key advisors, development, marketing and sales of new products, due diligence costs and professional fees associated with identifying acquisition candidates, and establishing shared services infrastructure in addition to general administration and compliance related costs. These costs included research and development costs of $854,000 (including $162,000 of stock-based compensation), consulting costs of $718,000 (including $637,000 of stock-based compensation) and $2,559,000 of selling, general and administrative expense (“SG&A”) consisting primarily of compensation and benefits totaling $820,000, $411,000 of stock-based compensation, professional services of $376,000, acquisition related costs of $375,000, advertising and marketing of $127,000, travel related costs of $125,000 facilities costs of $112,000, non-cash expenses related to loss on disposal, write down and transfer of assets of $62,000, $37,000 and $46,000, respectively, and $68,000 of other general and administrative expenses.

The total operating expense of $4,131,000 in 2007 represents an increase of $3,975,000 from the $156,000 of total operating expense recorded in 2006. However, in 2006, Z5 was a private company with no full time employees and limited operations.

Interest Expense. During 2007, interest expense (net) increased from essentially nil in 2006 to $400,000 in 2007. This increase reflects a significant increase in borrowing during 2007, as we conducted multiple bridge note borrowings in order to fund operations prior to the closing of the Merger with Z5 and thereafter until we received proceeds from our equity offering commenced in the fourth quarter of 2007.

Liquidity and Capital Resources

Cash. At December 31, 2007, the Company had $1,836,000 in cash and cash equivalents. In comparison, at December 31, 2006, cash and cash equivalents were $159,000.

For the year ended December 31, 2007, our operating activities used $2,690,000 of cash, compared to $157,000 of cash generated in operating activities during 2006. Primary uses of cash during 2007 included cash costs associated with cash based operating expenses outlined above, replacement and warranty of products, and increased inventory. These were offset in part by accounts receivable collections and customer prepayments, and increases in accounts payable. During 2006, operating cash flows reflected net income of $122,000 plus non-cash costs (depreciation), less increased inventories and accounts receivable, offset by increased accounts payable.

Cash used in investing activities during 2007 was primarily comprised of capital expenditures for computer equipment and demonstration equipment totaling $111,000, loans totaling $70,000 and capitalized software costs of $62,000. During 2006, investing activities included purchases of for $35,000 and loans to an employee of $109,000.

Cash flows from financing activities of $4,609,000 during 2007 shifted dramatically relative to 2006. $1,272,000 of proceeds related to recapitalization of the Company in September 2007 related primarily to business loans. Subsequently, the Company borrowed an additional $200,000 under convertible notes. As further described in Note 9 to our consolidated financial statements in Item 7 of this Annual Report, during the fourth quarter of 2007, we received net proceeds of $918,000 through sales of common stock, repaid $845,000 of notes and received a net amount of $3,064,000 of advances for issuance of common stock in 2008. We sold additional common stock in January, 2008, yielding net proceeds of another $648,000. Financing cash flows for 2006 consisted of loans of $145,000 to fund operations.

Notes Payable and Notes Receivable

During 2006, the Company issued a $170,130 note payable to an affiliate, due December 31, 2007. $95,000 of the note was repaid during 2007, and the balance remains outstanding. Upon the Merger with Z5 in September 2007, the Company issued a promissory note for $5,000,000 to TKV, as the sole member of Z5, payable in installments through March 15, 2008 (as amended). During 2007, $750,000 of the note was repaid. On April 2, 2008, $500,000 was repaid and the repayment terms were amended again, extending payment through May 31, 2008, with acceleration terms connected to incremental funding above $2,000,000.

In conjunction with the recapitalization of the Company, the Company assumed demand and convertible notes payable from lenders, and several notes receivable from Aegis Industries, Inc., (“AI”) a Delaware corporation previously under a Letter of Intent to merge with Fortified prior to the Merger with Z5. Total principal under the notes payable amounted to $2,850,000 of which, $1,095,000 was loaned to AI. As more fully described in Item 3 to this Annual Report, an agreement has been reached pursuant to which the note receivable from AI will be transferred to a lender in repayment of certain of the demand notes. In addition, $200,000 of proceeds were raised pursuant to an additional convertible note issued by the Company in October, 2007.

In November, 2007, $921,000 of principal and interest under the convertible notes was converted to equity.

Liquidity, including Private Placement of Securities

As noted above, as of December 31, 2007, we had approximately $1,836,000 in cash and cash equivalents. We generated a net loss of $4,750,000 during 2007, including $1,740,000 of non-cash expenses and $320,000 of changes in assets and liabilities to reconcile the net loss to $2,690,000 of net cash used in operating activities. During the majority of 2007, we were engaged in efforts to close on the Merger with Z5, fundraising activities, the technical overhaul of our product design as well as retrofitting (at our expense) units previously sold to customers. As a consequence, during 2007 we both were not generating material sales and we were incurring costs that we believe are atypical. However, while this is a consequence of events that we believe will not be repeated in the future, it nonetheless is a loss and reflects the fact that we must achieve both greater gross profits as well as a reduction in our operating expenses in order to achieve profitability.

Since December 31, 2007, we have received contracts and orders in excess of $2,500,000. The Company had $993,000 in cash on March 31, 2008. In light of the foregoing factors, we have made certain cost reductions since December 31, 2007 in an effort to bring our cost structure in line with our cash resources. It should be noted, however, that these cost reductions alone will not be sufficient to eliminate our cash losses through the time when gross profits from sales cover our operating costs. For that reason, it is necessary that we either raise additional capital or, failing that, undertake further operating cost reductions.

In keeping with the foregoing discussion, we remain committed to raising additional equity capital to augment our cash position sufficient to fund our cash losses until the time that we turn cash flow positive. To this end, we continue to work with the investment bankers that placed the initial $5.1 million of equity described above during late 2007 and early 2008 and other placement agents. While discussions with potential funding sources are positive, we do not have firm financing commitments as of the date of this Report. Accordingly, we have begun executing further cost reduction plans to provide additional time to raise sufficient proceeds that, when coupled with our anticipated growth in sales and gross profits, we believe will sustain us through the time that we become profitable. It should be noted that the terms of this financing may be materially dilutive to existing shareholders. However, these efforts, when taken together, and assuming a continuation of our current business trends, are expected to provide sufficient liquidity to fund operations over the next twelve months.

While, as stated above, the capital-raising efforts now under way coupled with anticipated increases in sales and the cost reduction actions taken to date and continued efforts to minimize expense, are currently projected to enable the Company to reach profitability and positive cash flow, there can be no assurance that we will succeed in doing so. For this reason, as well uncertainty regarding the turnaround in the larger economy, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise equity capital or debt beyond the amounts currently contemplated. If we do seek to raise additional equity capital or debt, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Capital Expenditures

During the year ended December 31, 2007, we purchased approximately $111,000 of demonstration equipment and computer equipment, and $61,845 for capitalized software costs, which was subsequently written off. We anticipate spending lower capital expenditures during 2008.

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue is subject to fluctuation due to government and commercial purchasing cycles. See “Investment Considerations” below.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Investment Considerations

In addition to the other information in this Annual Report, the following risks, uncertainties and other factors should be considered in evaluating our business and financial condition. There also could be additional risks and uncertainties that we are currently unaware of, or that we are aware of but currently do not consider to be material, but that may become important in the future or prove to be material and affect our financial condition or results of operations.

Risks Specific to Us

We have negative working capital, have incurred losses since inception and expect to continue to incur losses for the foreseeable future. We will require additional capital financing to satisfy the obligations we incurred in our Merger with Z5 and to execute on our planned expansion of operations. We may have difficulty obtaining such additional capital on acceptable terms, or at all. If adequate funds are not available, we may be required to curtail our operations, or obtain funds on unfavorable terms.

We are in the early stages of our life cycle and have limited operating history. Therefore, there is limited historical or current operating information upon which an investor can base its investment decision. To date, we have engaged primarily in development, product testing and initial production of our products, engaging distribution sources, and making other arrangements necessary to begin full-scale operations. We have generated only limited revenues to date. Our prospects must be considered in light of the risks frequently encountered by a start-up technology company formed to engage in a relatively new and potentially competitive industry.

Moreover, as an early stage company, we have limited experience in implementing and managing our planned business in an operational setting. Accordingly, there can be no assurance that we will be able to successfully implement our business plans or strategies. We cannot provide any assurance that we will be successful in addressing the risks which we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may never achieve profitability, which failure would adversely impact the price of our common stock. While we believe that our products are differentiated from the competitive offerings in the marketplace, those differences add to the speculative nature of our business. The lack of substantial sales of comparable products makes it difficult to assess the demand for our products. We therefore can provide no assurance that we will ever generate sufficient revenues to achieve profitability from our planned operations.

We may be unable to adapt to technology trends or evolving industry standards which would impede our ability to successfully develop and sell new products. We will need to adapt to competitively significant changes in component technology as well as to advanced technology used by our competitors. New products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We may not be successful in using new technologies effectively, developing new product iterations or enhancing existing products in a timely manner. If we are unable to adapt to technology trends and evolving industry standards, our financial condition, results of operations and future prospects will be materially and adversely affected.

Although we are not aware of any existing impediments, we can give no assurance that we will be able to operate without infringing upon the proprietary rights of third parties. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights or other intellectual property rights of third parties, any of which could result in a material adverse effect upon our financial condition, results of operations and future prospects.

We rely on third party manufacturers, which may have a material adverse effect on our ability to manufacture and sell our products. The technical problems we encountered with our products in 2007 were due, at least in part, to failures in manufacturing processes. While we have changed manufacturers, we continue to rely on third parties to produce our products. This dependency could negatively affect our sales and marketing efforts if the sources of such supply prove to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, or if we experience delays in the supply chain for our product resulting in insufficient quantities of particular components to complete the manufacturing of our product, which could have an adverse effect on our financial condition, results of operations and business.

If we are unable to retain key personnel and industry partners, we may be unable to achieve our goals and our business could be adversely impacted. Our success is heavily dependent on the continued active participation of our current executive officers and strategic partners. The loss of the services of one or more of these managers or strategic partners could have a material adverse effect upon our business, financial condition and results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified personnel, and the loss of any such persons, or an inability to attract, retain and motivate additional highly skilled employees could have a materially adverse effect on our financial condition, results of operations and future prospects.

We have entered into agreements with our executive officers containing non-disclosure and non-competition provisions. The non-competition agreements are limited in duration and are not effective under certain circumstances, such as the improper termination of the executive or the termination by the executive for good cause. Regardless of the non-competition agreements executed with executives, there can be no assurance that executives will remain associated with us or that they will not compete, directly or indirectly, with us. Moreover, the enforceability and scope of non-competition agreements are often litigated and there is no assurance that such provisions will be enforceable as written.

We are a early stage company with limited personnel and other resources, and have not fully designed and tested a system of internal control policies, procedures, testing and oversight. Moreover, the Company has not yet constituted an audit committee, a compensation committee, or any other committee of the Board of Directors. Effective internal controls are necessary for us to provide reliable financial reports. If we are unable to implement an effective system of internal controls we may be unable to provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected.

Risks related to our Industry

The markets for Command and Control, Communications and Compute (C4) solutions are highly competitive and we may be unable to compete effectively. The market for rapidly deployable incident management and emergency operations support products is diverse and highly competitive, and is characterized by relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time to introduce products similar to the NOMAD™ device. Our current competitive edge in large part depends upon the knowledge of our management team in creating and thus far developing the NOMAD™ and other devices, and in our relationships with our strategic partners and potential customer base. While we believe that this is a significant competitive advantage, it is not one that depends upon any resource that is unique to us. We expect that new competitors are likely to enter this market, potentially using the same market entry strategy employed by us. Any potential competitors may be significantly larger and have substantially greater market presence, greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or more of the market segments in which we operate, we may not be able to compete successfully in such markets. We believe that over time there will be significant competition in the market for products having functionality similar to the NOMAD™ device. Such competition will exert downward pressure on prices. In addition, the pace of technological change could make it impossible for us to keep pace with such competitors in such an environment. If our competitors were to provide better products or better prices, our results of operations, financial condition and future prospects will be materially adversely affected.

Risks Related to the Securities Markets and Investments in our Common Stock

The price of our common stock may be volatile, which may limit our ability to raise capital in the current private offering or in the future, and which may cause investment losses for our stockholders. Our common stock is currently quoted on the OTC Bulletin Board. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market will exist at all times, and in recent years the shares of many smaller companies like Fortified that are quoted on the OTC Bulletin Board have experienced extreme price volatility and volume fluctuations. This volatility can occur for many reasons, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment. Those factors that could cause fluctuations include, but are not limited to, the following:

  price and volume fluctuations in the overall stock market;
  fluctuations in stock market prices and trading volumes of similar companies;
  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
  general economic conditions and trends;
  major catastrophic events;
  sales of large blocks of our stock;
  departures of key personnel;
  events affecting any strategic partners or collaborators;
  announcements of new products or technologies, commercial relationships or other events by us or by our competitors;

  regulatory developments in the United States and other countries;
  failure of our common stock to be quoted on the OTC Bulletin Board or listed on the Nasdaq Stock Market, American Stock Exchange, or other national securities market or exchange;
  changes in accounting principles; and
  discussion of us or our stock price by the financial and technical press and in online investor communities.

Due to such volatility, our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings at a time that they require liquidity.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due simply to the potential volatility of our stock price, we could become the target of securities litigation in the future. Even if meritless, securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our common stock is considered to be “penny stock,” which may make it more difficult for investors to resell their shares to third parties. Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1, promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a “penny stock” for the investor’s account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor. This procedure requires the broker-dealer to:

  obtain from the investor information about his or her financial situation, investment experience and investment objectives;
  reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of “penny stock” transactions;
  provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and
  receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors who understand that such investment is long-term and illiquid, and are capable of and prepared to bear the risk of holding the investment for an indefinite period of time.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters which may cause us to reallocate our resources, which could adversely affect our business.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is not nationally traded, which could subject our stockholders to significant restrictions and costs. Because our common stock is not approved for trading on the Nasdaq Stock Market or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

Additional authorized shares of common stock available for issuance may adversely affect the market for our common stock and dilute the interests of our stockholders. We are authorized to issue 200,000,000 shares of our common stock. As of March 31, 2008, we had approximately 83,300,000 shares of our common stock issued and outstanding, excluding shares issuable in the future upon conversion of notes or exercise of our outstanding options and warrants. We may issue the remaining shares of our common stock without stockholder approval.

We expect to issue additional common stock in the private placement that we are currently conducting. Moreover, if we undertake future acquisitions as contemplated, it is likely that we will issue additional common stock or other securities as part of the purchase price for those target companies. Such future issuances could be at a price lower than the then-current trading price of our common stock. Further, whether the price of any subsequent issuance is lower or higher than our common stock’s then-current trading price, any future issuance of our equity will cause an investor’s percentage ownership in the Company to be reduced. Additionally, sales of substantial amounts of the common stock in the public market by the purchasers of those new shares, or perceptions that such sales may take place, may lower our common stock’s market price.

Shares eligible for future sale may adversely affect the price of our common stock. The shares issued in the Merger with Z5 are not currently registered, and are therefore “restricted securities” under applicable securities laws and are not currently tradable on the open market. However, those shares will become eligible for resale by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, the stockholders who received shares in the Merger with Z5 will become eligible to begin selling shares pursuant to Rule 144 in September 2008. In general, in the case of those stockholders who are “affiliates” of the Company under Rule 144, the stockholder (including other stockholders whose shares are aggregated with his) will be permitted to sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale, subject to certain procedural requirements. In general, Rule 144 also permits those stockholders who are not affiliates of the Company to sell those securities without any volume limitation commencing in September 2008. The Company is also contractually obligated to seek to register the shares issued pursuant to the Merger with Z5 with the SEC to permit their resale. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

It is uncertain whether we will ever pay dividends or ever provide an opportunity for any return on investment. Our securities should not be purchased by persons who cannot afford the loss of their entire investment. It is unlikely that we will pay dividends on our common stock in the foreseeable future, if ever. Accordingly, it is likely that the only way investors will be able to obtain liquidity for their investment in our common stock is through the resale of their shares in the open market. For the reasons summarized above, the price of our common stock is likely to fluctuate considerably, and an investor may be unable to sell his or her shares at a time that the investor requires liquidity. Our securities should therefore not be purchased by persons who cannot afford the loss of their entire investment.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fortified Holdings Corp.
New Canaan, Connecticut

We have audited the accompanying consolidated balance sheet of Fortified Holdings Corp. (a Nevada corporation) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortified Holdings Corp. as of December 31, 2007, and the results of their operations and their cash flows for year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company's recurring losses from operations, cash used by operating activities, negative working capital, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
April 14, 2008

Independent Auditors’ Report

To the Members of Z5 Technologies, LLC

We have audited the accompanying balance sheet of Z5 Technologies, LLC as of December 31, 2006, and the related statements of income and member’s equity (deficiency), and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Z5 Technologies, LLC is related to several other companies and individuals through common ownership. Z5 Technologies, LLC has entered into numerous and recurring business transactions with these related companies and individuals during the year ended December 31, 2006. These transactions include both written and unwritten arrangements for working capital and other financing, sales facilitation, and general management, occupancy and other cost sharing arrangements. If these transactions were entered into with unrelated parties, terms and conditions of the underlying arrangements may have been different than those entered into with related parties, and those differences may have had a material impact on the financial position of the Company at December 31, 2006 and the operations of the Company for the year ended December 31, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z5 Technologies, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ O’Connor Davies Munns & Dobbins, LLP

Stamford, Connecticut
May 22, 2007

FORTIFIED HOLDINGS CORP.

CONSOLIDATED BALANCE SHEET

December 31,
Assets	2007
Current assets:
Cash	$1,835,509
Accounts receivable	107,447
Inventories, net	190,408
Notes receivable, net	1,343,415
Prepaid expenses and other current assets	25,316

Total current assets	3,502,095

Property and equipment, net	92,016
Other assets	340,500

Total assets	$3,934,611

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$889,171
Demand notes payable	1,541,618
Convertible notes payable	814,225
Promissory notes payable	4,416,687
Other current liabilities	92,616

Total current liabilities	7,754,317

Other liabilities	3,405,000

Total liabilities	11,159,317

Commitments and contingencies (Note 11)

Stockholders' Equity (Deficit)
Capital stock
Common stock, par value $.001 per share;
200,000,000 shares authorized
60,707,605 shares issued and outstanding	60,708
Additional paid-in capital	3,043,428
Retained earnings (deficit)	(10,328,842)

Total stockholders' equity (deficit)	(7,224,706)

Total liabilities and stockholders' equity	$3,934,611

The accompanying notes are an integral part of these consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2007	2006

Net sales	$155,633	$671,075
Cost of sales	428,411	394,063
Gross profit (loss)	(272,778)	277,012

Operating expenses:
Research and development	854,443	33,000
Selling, general and administrative	2,558,641	73,784
Consulting fees	718,013	49,000
Total operating expenses	4,131,097	155,784
Income (loss) from operations	(4,403,875)	121,228
Other income and expenses:
Interest income	53,592	2,495
Interest expense	(399,965)	(1,274)
Loss before provision for income taxes	(4,750,248)	122,449
Provision for income taxes	-	-
Net income (loss)	$(4,750,248)	$122,449

Basic and diluted net income (loss) per
share	$(0.23)	$0.02

Basic and diluted weighted average
Shares Outstanding	20,740,390	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2006 (Note 1)	-	$-	$-	$(36,720)	$(36,720)
Net income	-	-	-	122,449	122,449
Balance, December 31, 2006 (Note 1)	-	$-	$-	$85,729	$85,729
Net assets and Public company shares
outstanding on date of merger
(September 13, 2007)	50,600,000	50,600	-	(659,323)	(608,723)
Public company shares issued in
exchange for private company shares	5,000,000	5,000	-	(5,000)	-
Note payable to Shareholder	-	-	-	(5,000,000)	(5,000,000)
Issuance of stock for cash, net	2,550,000	2,550	915,450	-	918,000
Fee paid in stock	255,000	255	(255)	-	-
Conversion of notes	2,302,605	2,303	918,738	-	921,041
Employee Stock based compensation	-	-	572,729	-	572,729
Non-employee Stock based
compensation	-	-	636,766	-	636,766
Net loss	-	-	-	(4,750,248)	(4,750,248)
Balance, December 31, 2007	60,707,605	$60,708	3,043,428	$(10,328,842)	$(7,224,706)

The accompanying notes are an integral part of these consolidated financial statements.

FORTIFIED HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(4,750,248)	$122,449
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	29,545	26,468
Write down of capitalized software	61,845	-
Stock based compensation	1,209,495	-
Non-cash interest expense	350,310	-
Non-cash interest income	(43,841)	(2,495)
Loss on disposal of assets	36,891	-
Provision for loss on notes receivable	45,803	-
Provision for obsolete inventory	35,000	-
Provision for warranty costs	15,000	-
Changes in assets and liabilities:
Accounts receivable	117,315	(224,762)
Inventories	(157,507)	(67,901)
Prepaid expenses and other current assets	(14,799)	-
Accounts payable and accrued expenses	287,119	302,937
Other current liabilities	87,618	-
Net cash provided by (used in) operating activities	(2,690,454)	156,696

Cash flows from investing activities:
Purchases of property, plant and equipment	(110,756)	(34,848)
Purchases of capitalized software	(61,845)
Notes receivable	(69,721)	(108,750)
Net cash used in investing activities	(242,322)	(143,598)

Cash flows from financing activities:
Proceeds related to recapitalization	1,271,649	-
Proceeds from issuance of convertible debt	200,000	-
Proceeds from (repayment of) notes	(845,000)	145,402
Proceeds from issuance of common stock, net	918,000	-
Advances for future issuance of common stock, net	3,064,500	-
Net cash provided by financing activities	4,609,149	145,402

Net change in cash	1,676,373	158,500
Cash, Beginning of period	159,136	636

Cash, End of period	$1,835,509	$159,136

Supplemental Disclosures of Cash Flow Information:
Net assets acquired through issuance of stock and debt	$(659,323)	$-
Non-cash stock issuance costs	$102,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FORTIFIED HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

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

As consideration for the Merger, Fortified issued 5,000,000 shares of the Company’s common stock and a promissory note in the amount of $5,000,000 to Thomas Keenan Ventures LLC (“TKV”), the owner of all Z5’s equity outstanding at the time of the Merger. In addition, the Company has agreed to issue TKV another 10,000,000 shares in two future tranches: 5,000,000 shares were issued on January 7, 2008 upon raising new capital and the final 5,000,000 shares will be issued on February 15, 2008 or upon raising a total of $6.0 million in new capital (including the prior amounts), if earlier.

Prior to the Merger, Z5 borrowed $900,000 from Fortified under various notes payable. These borrowings, in conjunction with $371,649 of cash held by Fortified at the time of the Merger provided $1,271,649 of proceeds related to the recapitalization. In connection with the Merger, the Company entered into a Standby Financing Agreement with a third party, Clarus Capital Limited and one of its affiliates (collectively, “Clarus”), under which Clarus has committed to direct or indirect investments up to an aggregate of $2.7 million. Of this amount, $500,000 was funded prior to the Merger and $200,000 was funded subsequent to the merger; this agreement expired with no further funding from Clarus.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fortified Holdings Corp. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

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

Business Segments and Concentrations

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company’s operations are confined to one business segment: the design, development and manufacture of a comprehensive line of man-portable incident command platforms and incident command software for the military, law enforcement and other markets, under the brand names of NOMADTM and VantagePointTM.

The Company’s business depends in large part on the demand for its communications equipment and related products. The Company’s revenues can be significantly affected by changes in demand for these types of products. These markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect revenues and operating results. Also, portions of the Company’s revenues are derived from customers that individually accounted for greater than 10% of the Company’s revenues for the years presented. For the year ended December 31, 2007 five customers accounted for all of net sales. Two of these customers accounted for all of accounts receivable at December 31, 2007. For the year ended December 31, 2006, three customers accounted for 90% of net sales.

The Company contracts with a particular supplier to purchase components and build certain sub-assemblies. Purchases from this vendor totaled approximately $444,000 and $134,000 during the year ended December 31, 2007 and 2006, respectively. Total accounts payable to this vendor amounted to approximately $23,000 at December 31, 2007. Although there are other vendors that the Company could use for procuring these components and services, a change would cause a delay in the production process, which could have an adverse impact on operating results.

Cash and Cash Equivalents

The Company maintains cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. Cash equivalents include all highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

Accounts Receivable

The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of December 31, 2007.

Inventories

Inventories, consisting primarily of sub-assemblies and purchased components, are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company records an inventory reserve based upon the estimated resale value for parts that have been deemed to have a fair market value that is lower than cost.

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

Capitalized Software Costs

The Company capitalizes software product development costs in accordance with Financial Accounting Standards Board (FASB) Statement No. 86 (SFAS No. 86), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The Company ceases capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. The Company amortizes such capitalized costs on a straight line basis over the estimated life of the software. SFAS No. 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimate future gross revenues, reduce by estimated future costs of completing and disposing of the product, the excess is written off. During 2007, $61,845 was capitalized and subsequently written off and recorded as research and development cost.

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

Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company remeasures the fair value of these options at each reporting period prior to vesting and records the changes in fair value of these options as compensation expense in the period of change in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan. For equity instruments that are immediately vested, compensation cost is measured on the date such instruments vest or performance commitment is reached, as defined in EITF 96-18.

During the year ended December 31, 2007, the Company granted 1,545,298 options to consultants under the Plan. The total fair value of the options granted to non-employees at December 31, 2007 was $686,072. The Company recognized compensation expense of $636,766 related to non-employee option grants in the year ended December 31, 2007.

Earnings Per Share

Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share” (EPS). Basic earnings per share is calculated by dividing net income or loss by the weighted average number of outstanding common shares during the period. Diluted earnings per share is calculated by adjusting net income or loss and outstanding shares for all dilutive potential common shares outstanding. Diluted net loss per common share is equal to basic net loss per common share since all potential common shares are anti-dilutive. Potential common shares excluded from diluted net loss per share consist of stock options, convertible debt instruments and warrants. There were no potential common shares at December 31, 2007. The number of potential common shares for each type of security, calculated using the treasury stock method as of December 31, 2007, is summarized as follows:

Contingently issuable shares	10,000,000
Common stock options	3,379,579
Warrants	718,669
Convertible debt instruments	1,067,136
Total	15,165,384

Recently Adopted Accounting Pronouncements

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

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years ending beginning after November 15, 2007, however earlier application is encouraged. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial statements

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation with no impact or change to previously reported net income or stockholders’ equity.

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

Note 4 - Notes Receivable (Note 11)

Notes receivable consist of the following demand notes from Aegis Industries Inc. (“AI”), from an employee and an unrelated third party:

December 31,
2007
(a) AI, accrues interest at 10% per annum	$295,283
(b) AI, accrues interest at 12% per annum	250,000
(c) AI, accrues interest at 12% per annum	175,000
(d) AI, accrues interest at 12% per annum	75,000
(e) AI, accrues interest at 12% per annum	300,000
(f) Note receivable from employee	128,750
(g) Note receivable from FastNet	45,000
Total principal	$1,269,033
Accrued interest	120,185
Reserve	(45,803)
Notes receivable, net	$1,343,415

(a) On December 1, 2006, the Company loaned $295,283 to AI. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 10% per annum, calculated annually. Accrued interest of $31,955 is included in notes receivable at December 31, 2007.

(b) On January 21, 2007, the Company loaned $250,000 to AI. The loan accrues interest at 12% per annum. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum. Accrued interest of $27,452 is included in notes receivable at December 31, 2007.

(c) On March 16, 2007, the Company loaned $175,000 to AI. The loan accrues interest at 12% per annum. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum. Accrued interest of $16,685 is included in notes receivable at December 31, 2007.

(d) On March 19, 2007, the Company loaned $75,000 to AI. The loan accrues interest at 12% per annum. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum. Accrued interest of $7,077 is included in notes receivable at December 31, 2007.

(e) On March 26, 2007, the Company loaned $300,000 to AI. The loan accrues interest at 12% per annum. The loan is collateralized by all of the assets of AI and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 12% per annum. Accrued interest of $27,617 is included in notes receivable at December 31, 2007.

(f) Note receivable from employee is due on demand and accrues interest at 5% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 9% per annum. Accrued interest of $8,896 is included in notes receivable at December 31, 2007.

(g) On November 27, 2007, the Company loaned $45,000 to FastNet, Inc. The loan accrues interest at 12% per annum. The loan is collateralized by assets of FastNet, Inc. and is due on January 31, 2008. Principal and interest in arrears will bear interest at 18% per annum. Accrued interest of $503 is included in notes receivable at December 31, 2007.

Note 5 - Property and Equipment

Property and equipment, at cost, consists of the following:

December 31,
2007
Demonstration equipment	$91,712
Computer equipment	25,789
Office furniture and fixtures	1,603
119,104
Accumulated depreciation	(27,088)
Net book value	$92,016

Depreciation expense amounted to $29,545 and $26,468 for the year ended December 31, 2007 and 2006, respectively. During, 2007, obsolete demonstration equipment and related accumulated depreciation of $34,848 and $30,252, respectively, were written off.

Note 6 - Notes Payable (including Notes Payable to Shareholder)

Notes payable consists of the following:

December 31,
2007
(A) Demand note	$315,000
(B) Demand notes	1,085,000
Accrued interest	141,618
$1,541,618

(C) Promissory note payable to TKV	$4,250,000
(D) Promissory note to shareholder	75,130
Accrued interest	91,557
$4,416,687

(A) On November 28, 2006, the company received loan proceeds of $315,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum. Any payment of principal or interest in arrears bears interest at 12% per annum. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $41,218 is included in notes payable at December 31, 2007.

(B) During the period December 20, 2006 through August 24, 2007, the Company received loan proceeds totaling $1,085,000. The notes are unsecured and accrue interest at the rate of 12% per annum. Any payment of principal and interest in arrears bears interest at 30% per annum. Accrued interest of $100,400 is included in loans payable at December 31, 2007.

(C) Secured note, as amended, payable to TKV in conjunction with the acquisition of Z5 on September 13, 2007; bearing interest at 5% per annum (increasing to 13% if not paid in full on or before March 15, 2008, or upon occurrence of certain default events as defined in the note), guaranteed by the Company’s operating subsidiary, Fortified DataCom and collateralized by Fortified DataCom’s assets. On November 15, 2007, TKV and the Company entered into a Note Modification Agreement (the “Note Amendment”), amending the Note to revise the payment schedule thereunder. The Note Amendment defers $750,000 of the payments previously scheduled to be made in 2007 until 2008, in consideration of a modest acceleration of payments previously scheduled for March 31, 2008 to various earlier dates in 2008. The Note Amendment was made effective October 17, 2007, upon the expiration of the cure period applicable to the original due date of the first payment to TKV. Pursuant to the Note Amendment, TKV also waived the Company’s failure to make that payment and the subsequent payment on a timely basis (although no acceleration notice had previously been given by TKV). No other terms of the Note were amended.

Pursuant to the Note Amendment, the revised payment schedule is as follows:

-	$250,000 on or before November 19, 2007
-	$500,000 on or before December 14, 2007
-	$1,000,000 on or before January 15, 2008
-	$1,000,000 on or before January 31, 2008
-	$1,000,000 on or before February 15, 2008
-	$1,000,000 on or before February 28, 2008
-	Final installment in the amount equal to the then outstanding principal and interest on or before March 15, 2008.

$750,000 of principal was repaid during 2007. Accrued interest of $73,472 is included in promissory notes payable at December 31, 2007. Through March 2008, the Company paid an additional $500,000 under the note. The note was amended a second time, effective March 28, 2008, to further extend the payment schedule, as described in Note 14.

(D) During 2006, the Company received loan proceeds from an officer and shareholder of the Company totaling $170,130. The amount was due under an unsecured promissory note payable to an officer of the Company on December 31, 2007 or upon an equity raise of $1 million, if earlier. The principal amount bears interest at 12% per annum. $95,000 of principal was repaid during 2007. Accrued interest of $18,085 is included in promissory notes payable at December 31, 2007.

Note 7 - Convertible notes payable

Notes with Beneficial Conversion Feature

During the period April 26, 2007 through May 18, 2007, the Company issued a series of convertible notes upon receiving cash proceeds aggregating $750,000. The notes are unsecured and are due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash or (ii) October 31, 2007. The principal amount bears interest at 12% per annum. At any time that the principal and accrued interest remains outstanding, the lender of each note has the right to convert such principal and accrued interest into shares of the Company’s common stock at a rate of $0.50 per share, which was less than the fair value of the Company’s common stock on the date of issue. Accrued interest of $64,225 is included in convertible notes payable at December 31, 2007.

The convertible notes payable had a beneficial conversion discount because the conversion prices of the notes were less than the fair value of the Company’s common stock at the date of issuance. A discount of $750,000 was recorded with the offset to additional paid in capital for the fair market value of the beneficial conversion feature (the “BCF”). The resulting discount (BCF) was amortized into income as interest expense over the term of the debt. As of December 31, 2007, the BCF was fully amortized.

Other Notes

During the period July 23, 2007 through October 22, 2007, the Company issued a series of convertible notes upon receiving cash proceeds aggregating $900,000. Conversion was tied to the consummation of a Subsequent Financing, as defined, with a conversion price equal to the price of the shares issued in such financing. The initial closing under a private placement was completed as of November 16, 2007; accordingly, the convertible notes below converted to equity contemporaneously with such closing (see Note 9).

On July 23, 2007, the Company issued a convertible note in the principal amount of $200,000 for cash proceeds. The principal amount bore interest at 12% per annum. The principal and interest were immediately convertible upon the consummation of subsequent financing transactions in which the Company raises a minimum of $500,000 through the sale and issuance of equity or equity-linked securities. On November 16, 2007, the convertible notes plus accrued interest of $7,627 were converted into 519,068 shares of common stock using the price determined for the private placement.

On September 5, 2007, September 6, 2007 and October 22, 2007, pursuant to its funding agreement with Clarus, the Company issued convertible notes upon receiving cash proceeds aggregating $700,000. The notes are unsecured and mature one year from the issuance dates. The principal amounts bear interest at 12% per annum and any payments in arrears bear interest at 18% per annum. The principal and interest are mandatorily and automatically convertible upon the consummation, before the maturity date, of subsequent financing transactions in which the Company raises a minimum of $500,000 through the sale and issuance of equity or equity-linked securities. On November 16, 2007, the convertible notes plus accrued interest of $13,414 were converted into 1,783,534 shares of common stock using the price determined for the private placement.

NOTE 8 - Income Taxes

The Company’s results of operations during 2006 and through the date of the Merger (September 13, 2007) were not subject to tax at the Company level as Z5 was a limited liability company and tax gains and losses passed through to its members as a partnership under Subchapter K of the Internal Revenue Code (see Note 1).

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	Year ended December 31,
	2007	2006
Income taxes using U.S. federal statutory rate	($1,615,084)	$41,633
Partnership tax effect	537,624	(41,633)
State tax benefit, net of federal effect	(114,836)	-
Other	74,563	-
Increase in valuation allowance	1,117,733	-
Provision for income taxes	-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2007	2006
Stock based compensation	$464,000	$-
Inventory reserves	13,000	-
Reserve for uncollectible notes	17,000	-
Goodwill	3,853,000	-
Fixed assets	11,000
Net operating loss carryforward	611,000	-
	4,969 ,000	-
Valuation allowance	($4,969,000)	$-

In conjunction with the Merger, the Company allocated approximately $10,150,000 to goodwill, which can generally be deducted over 15 years for income tax purposes, and, therefore, created a $3,853,000 deferred tax asset. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2007.

The Company has net operating loss carry-forwards of approximately $1.6 million for federal and state income tax purposes which is available to offset future taxable income through 2027.

The Company complies with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ” (“FIN No. 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company's management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with income taxes. The period from the date of the Merger (September 13, 2007) to December 31, 2007 remains open to examination by the U.S. Internal Revenue Service and state authorities.

We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

Note 9 - Capital Stock

At December 31, 2007, the Company had 200,000,000 shares authorized at a par value of $.001 per share. Effective November 16, 2007, the Company closed on the sale of 2,550,000 Units in the initial closing under a private placement. Each Unit was sold at a price of $0.40 per Unit for aggregate proceeds to the Company of $1,020,000. Each Unit consists of (i) one (1) share of common stock, par value $.001 per share (“Common Stock”), and (ii) one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock at an exercise price of $0.65. Warrants are exercisable at any time through November 30, 2010. At any time after November 30, 2008, if the closing price of the Common Stock exceeds $2.00 per share for 15 consecutive trading days and the average trading volume of the Common Stock has exceeded 500,000 shares per trading day over the same period, the Company may redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period. The warrants have been accounted for at fair value using the Black-Scholes option pricing model. The relative fair value assigned to the warrants issued was approximately $333,000, which is reported as a component of additional paid-in-capital within stockholders’ equity.

The Units were offered and sold only to “accredited investors” (as such term is defined in Rule 501 promulgated under the Securities Act) in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Each investor executed a subscription agreement confirming its “accredited investor” status. Designees of Falcon Capital, the Company’s placement agent, were issued 255,000 shares of Common Stock in connection with the sale, worth $102,000.

Pursuant to the initial closing, 4,852,605 Units were issued in exchange for a combination of $918,000 in cash, net of $102,000 of associated cash fees, and conversion of certain convertible notes totaling $921,000 in related principal and interest. The convertible notes exchanged were issued in July, September and October 2007 for gross proceeds of $900,000 (see Note 7).

Pursuant to a subsequent closing under the private placement, at December 31, 2007 the Company recorded $3,405,000 as other liabilities on its balance sheet relating to funds received in 2007, for which stock was issued in 2008. Prepaid fees associated with those funds, amounting to $340,500 were included as other assets at December 31, 2007 (see Note 14).

Note 10 - Stock Based Compensation

The Company’s stock option plan, adopted on September 13, 2007, allows the board of directors to grant incentives to employees, directors and consultants in the form of incentive stock options (ISOs); nonqualified stock options; stock appreciation rights (SARs); and restricted and unrestricted stock awards. Stock awards under the Company’s plan are granted at prices which are no less than the fair market price of the stock on the date of grant. ISO grants and SAR’s granted to ten percent shareholders, however, are issued at 110% of fair market value. Options granted under this plan can be time based or performance based options and vesting varies accordingly. Options under this plan expire ten years from the date of grant. Compensation expense recognized in the Statement of Operations during the year ended December 31, 2007 amounted to approximately $1,209,000.

The fair value of each option award granted is estimated on the date of grant, subject to remeasurement for non-employees, using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Year Ended
December 31, 2007
Expected life	2-5 years
Expected volatility	53.6% - 88.8%
Risk-free interest rate	4.07% - 4.59%
Dividend yield	0%

The expected life of options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility pre-Merger was based on an index, and post-Merger is based on volatility of the Company’s stock. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the options. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The status of the Company’s stock option plan at December 31, 2007 is summarized as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Under Option	Exercise Price	Contractual
	(000’s)	per Share	Term in Years
Outstanding, January 1, 2007	-	-	-
Granted	11,487	$.50	4.52
Exercised	-	-	-
Canceled or Forfeited	882	$.28	-
Outstanding December 31, 2007	10,605	$.52	4.54

During the year ended December 31, 2007 the weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $.24 per share. The requisite service period for options granted during 2007 was 1 to 3 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 is zero. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $.44 per share at December 31, 2007, which would have been received from the option holders had those option holders exercised their options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted Average
	Number	Remaining	Number
	Outstanding	Contractual Life	Exercisable
Exercise Prices	(000’s)	(Years)	(000’s)
$.28	2,647	4.1	1,853
$.41	2,353	4.6	2,353
$.76	3,000	4.7	-
$.77	1,105	4.7	-
$.45	1,500	4.9	-

As of December 31, 2007, there was approximately $578,000 of total unrecognized compensation cost related to non-vested options.

Note 11 - Commitments and Contingencies

The Company presently leases approximately 1,200 square feet of office space in New Canaan, Connecticut for the Company’s headquarters under a lease that expires in October 2008. In addition, the Company leases 500 square feet of office space in Englewood, Colorado on a month to month basis and approximately 1,000 square feet in Alexandria, Virginia through July, 2008

Rent expense charged to operations amounted to $40,200 and $0 for the years ended December 31, 2007 and 2006, respectively. Future minimum lease payments are approximately $84,000 in 2008.

On December 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice.

On October 22, 2007, the Company entered into a contract for public relations services requiring the payment of $5,000 per month expiring on October 21, 2008. This commitment can be terminated by either party without penalty upon 60 days’ written notice.

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

The parties have agreed on settlement terms, effective upon certain payments made by a third party to AI, which provide Fortified with a full release of all claims against it. Under terms of the settlement, Fortified agreed to assign to a third party certain promissory notes receivable issued to Fortified by AI totaling approximately $1,206,000 in principal and accrued interest thereon, in full satisfaction of demand notes payable that Fortified had previously issued to that third party, and loans payable to AI, which together total approximately $1,160,000 as of December 31, 2007 in principal and accrued interest. The difference between the assigned notes receivable and the assigned liabilities of approximately $46,000 was recorded as an expense at December 31, 2007. Final settlement is expected during 2008.

In addition, the Company is involved in various claims in the ordinary course of business. The Company’s management believes that the amounts of such claims are not material and as such, no amounts have been accrued for legal matters in the accompanying financial statements as of December 31, 2007 and 2006.

Note 12 - Related Party Transactions

Management Fees

During the year ended December 31, 2007, pursuant to a contract that expires November 30, 2008, the Company paid management fees totaling $64,000 to a company controlled by a director and former officer of the Company.

Reseller agreement

During the year ended December 31, 2007, the Company was paid $179,000 for products sold during 2006 as a reseller by a company in which a director and officer of the Company indirectly holds a minority interest.

Loans and Advances from Related Party

During the year ended December 31, 2007, the Company paid approximately $65,000 to reimburse expenses paid on behalf of the Company by a company controlled by a director and officer of the Company.

Note 13 – Product Warranty

During the year ended December 31, 2007, the Company upgraded products sold to certain customers during 2006. These upgrades were not contemplated at the time of sale, and accordingly, were recorded as warranty cost. The cost of these upgrades, net of the value of exchanged product, totaled $109,000 and was charged to Cost of Goods Sold.

Note 14 - Subsequent Events

In January 2008, the Company closed on the sale of 10,312,500 Units in a private placement offering (the “Offering”) of up to 50,000,000 Units to a limited group of accredited investors (the “Sale”). Each Unit consists of (i) one (1) share of common stock, par value $.001 per share (“Common Stock”), and (ii) one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock at an exercise price of $0.65. Warrants are exercisable at any time through November 30, 2010. At any time after November 30, 2008, if the closing price of the Common Stock exceeds $2.00 per share for 15 consecutive trading days and the average trading volume of the Common Stock has exceeded 500,000 shares per trading day over the same period, the Company may redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period.

Each Unit was sold at a price of $0.40 per Unit for aggregate proceeds to the Company of $4,125,000. The related warrants have been accounted for at fair value using the Black-Scholes option pricing model. The relative fair value assigned to the warrants issued was $1,295,000, which is reported as a component of additional paid-in-capital within stockholders’ equity.

Designees of Falcon Capital, the Company’s placement agent, were issued 995,750 shares of Common Stock in connection with the Sale.

The Units were offered and sold only to “accredited investors” (as such term is defined in Rule 501 promulgated under the Securities Act) in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Each investor executed a subscription agreement confirming its “accredited investor” status.

Effective January 7, 2008, the Company issued an additional 5,000,000 shares of its Common Stock to designees of Thomas Keenan Ventures LLC pursuant to the terms of an Agreement and Plan of Merger of the Company, dated May 31, 2007, as modified by a Letter Agreement dated September 12, 2007. Pursuant to that Agreement and Plan of Merger and Letter Agreement, such shares were due to be issued to Thomas Keenan Ventures LLC at such time as the Company raised not less than $2,600,000 through the sale of equity or equity-linked securities.

In addition, effective February 15, 2008, the Company issued the final installment of 5,000,000 shares of its Common Stock to designees of Thomas Keenan Ventures LLC pursuant to the terms of an Agreement and Plan of Merger of the Company, dated May 31, 2007, as modified by a Letter Agreement dated September 12, 2007. Pursuant to that Agreement and Plan of Merger and Letter Agreement, such shares were due to be issued to Thomas Keenan Ventures LLC at the earlier of February 15, 2008 or at such time as the Company raised not less than $6,000,000 through the sale of equity or equity-linked securities. Through February 15, 2008, the Company raised a total of $5,145,000, including the November 2007 and January 2008 closings under the private placement.

On March 28, 2008, TKV and the Company entered into a Second Note Modification Agreement (the “Second Note Amendment”) with respect to the Promissory Note issued to TKV in connection with the Merger with Z5, further amending the Note to revise the payment schedule and waive any default thereunder. The Second Note Amendment defers an aggregate of $3,750,000 of payments that were previously scheduled to be made on various dates between January 31, 2008 and March 15, 2008, to a final due date of May 31, 2008. As a condition to the effectiveness of the Second Note Amendment, on April 4, 2008 the Company made a principal payment in the amount of $500,000. Pursuant to the Second Note Amendment, TKV also waived the Company’s failure to make the past-due payments on a timely basis (although no acceleration notice had previously been given by TKV). No other terms of the Note were amended.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accountant's reports on our financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a qualification of uncertainty regarding Z5's ability to continue as a going concern.

Prior to the Merger with Z5, the Fortified Holdings Corp. was audited by Amisano Hanson, Chartered Accountants. The Company dismissed Amisano Hanson, Chartered Accountants, as the Company’s independent registered public accounting firm, effective September 19, 2007. The decision to dismiss Amisano Hanson was approved by the Board of Directors of the Company. There are no disagreements over accounting policies or practices between Amisano Hanson and the Company. The 2006 financial statements for Z5 were audited by O’Connor, Davies, Munns and Dobbins (“ODMD”). Z5 dismissed ODMD prior to the Merger. There are no disagreements over accounting policies or practices between ODMD and the Company.

Effective September 19, 2007, the Company engaged Fiondella, Milone and LaSaracina, LLP (“FML”) as its new independent registered public accounting firm. The decision to engage FML was approved by the Board of Directors of the Company.

The Company has provided FML and ODMD with a copy of this report on Form 10-KSB prior to the Company filing it with the U.S. Securities and Exchange Commission.

ITEM 8A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Fortified Holdings Corp. (the “Company”) is a non-accelerated filer. Accordingly, while this annual report does not require an attestation report by the registered public accounting firm regarding internal control over financial reporting, management is required to assess and report on its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2007. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. The Company was a shell company until September, 2007. Subsequently, management began to design and implement internal controls as required under the Sarbanes-Oxley Act of 2002.

In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on the evaluation, management concluded that it did not have effective internal control over financial reporting. The Company has identified the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management’s Report on Internal Control Over Financial Reporting

As evidenced by the material weaknesses described below, we determined that entity-level controls related to the control environment and control activities did not operate effectively resulting in material weaknesses in each of these respective COSO components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

Control Environment

Our accounting support staff lacked sufficient training or experience. Because the accounting department was understaffed we did not have sufficient review capabilities and could not adequately segregate duties.

Risk Assessment

The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on its internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Control Activities

The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and period-end close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure (i) independent review and approval of key balance sheet account analyses and reconciliations, (ii) journal entries and their supporting worksheets are consistently reviewed and approved, (iii) appropriate review for the accuracy of classification within the income statement, (iv) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential impact of the deficiencies to significant account balances and disclosures, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected. In addition, due to the misinterpretation of certain accounting literature, material adjustments to and restatement of our April 30 and July 31, 2007 interim consolidated financial statements were required (as incorporated in our Form 10-QSB for the period ended September 30, 2007).

Entity Level Controls

In addition to the material weaknesses noted above, management also concluded that there is a material weakness in our entity level controls. This was evidenced by the lack of a code of conduct, asset protection programs, and comprehensive accounting and human resources policies and procedures manuals. Formalized audit, compensation, governance and other Board of Directors committees have not been established. These items were, in the aggregate, considered a material weakness in the entity level internal controls over financial reporting.

Because of the material weaknesses described above, management believes that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the COSO criteria. Nevertheless, management believes that the consolidated financial statements in this Annual Report on Form 10-KSB fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the United States of America.

Plan for Remediation of Material Weakness

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act, we are currently performing the system and process documentation and evaluation needed to comply with the Act. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of the Act.

In addition, in order to remediate the material weakness described above, management plans to (1) conduct additional training, (2) hire additional resources, (3) complete a risk assessment, (4) design and implement new policies, procedures and controls, and (5) create subcommittees for the Board of Directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

Our current directors and executive officers are as follows:

Brendan T. Reilly Age 42, Chief Executive Officer and Director Brendan Reilly has served as the Chairman and Chief Executive Officer of Fortified Holdings Corp. since the closing of the Z5 Merger in September 2007. From early 2006 until the Z5 Merger, Mr. Reilly served as the President of Z5. From 2001 until 2005, Mr. Reilly served as a Vice President of SANZ Inc., a data management integration services and geospatial software company and, from 2001 to 2003, as a Director of its parent company, SAN Holdings Inc. (OTC: SANZ). While at SANZ, Mr. Reilly was responsible for building and managing the SANZ Federal business unit. Prior to joining SANZ, Mr. Reilly co-founded and participated in the management of two high-tech companies. The first – ITIS Services – was a data management and storage services company which received venture funding and generated more than $13 million in revenue prior to being sold to SANZ in late 2001. The second – Raging Knowledge Inc. – was an enterprise knowledge management software company which was sold two years after inception to a publicly held UK-based software company. Prior to 1999, Mr. Reilly spent eight years with EMC Corporation. Mr. Reilly currently serves as Director of the management company of Thomas Keenan Ventures LLC and Alvarez & Associates LLC (both non-reporting companies), and of Catholic Charities of Fairfield County and Helping Heroes Foundation. Mr. Reilly attended Providence College and Harvard Business School (AMP166).

Steven I. Cooper, Age 58, President and Director Mr. Cooper joined Fortified Holdings Corp. as its President effective in November 2007. Before joining the Company, Mr. Cooper served most recently as the Senior Vice President and Chief of Information Technology at the American Red Cross. Prior to joining the Red Cross, Mr. Cooper served as the first CIO of the U.S. Department of Homeland Security, a position to which he was appointed by President Bush in February 2003. At DHS, Mr. Cooper and his team had responsibility for the information technology assets supporting 190,000 federal employees of the 22 agencies that merged to comprise the new department. Prior to DHS, Mr. Cooper was appointed by President Bush in March 2002 as the Special Assistant to the President for Homeland Security, and served as Senior Director for Information Integration in the White House Office of Homeland Security. In this role, Cooper launched the development of the National Enterprise Architecture for Homeland Security to address information integration within the federal government and the sharing of homeland security information with local, state and relevant private sector entities, including fostering partnerships among federal, state and local governments and the private sector. Prior to federal government service, Cooper spent more than 20 years in the private sector in a variety of Information Technology management roles, most recently as CIO of Corning, Inc.

David Kirby, Age 55, Director Mr. Kirby has served as a Director of the Company since 2006. For more than 10 years, Mr. Kirby has worked as an independent financial advisor specializing in advising and raising capital for US and international private equity and mezzanine debt partnerships, operating as Kirby Capital Advisors. Mr. Kirby is an MBA graduate of Harvard Graduate School of Business Administration, and holds a Bachelor of Science degree in Civil Engineering from Georgia Institute of Technology.

Dennis W. Mee, Age 64, Director Mr. Mee has served as a Director of the Company since 2006; additionally, he acted the Company’s Acting Chief Executive Officer for several months ending upon the closing of the Z5 Merger and as its Chief Financial Officer from early 2007 until the closing of the Z5 Merger. Mr. Mee is the principal of D.W. MEE & Associates, a provider of management consulting and financial advisory services to various companies, which he founded in 2002. Prior to founding D.W. MEE & Associates, Mr. Mee was the Chief Financial Officer of Essentially Yours Industries, a distributor of wellness and health products. From 1988 through 1993, he served as the Vice President of Finance for Cable & Wireless Telecommunications Inc., a Canadian provider of telecommunication services, networks and equipment with sales of over Cdn $80 million. Mr. Mee is a Canadian Chartered Accountant and holds a Bachelor of Commerce, Honours from Carleton University (Ottawa, Canada).

Alan D. Hurwitz, Age 45, Chief Financial Officer Alan Hurwitz has served as the Executive Vice President, Chief Financial Officer and Secretary of Fortified Holdings Corp. since the closing of the Z5 Merger in September 2007, and served as the Chief Financial Officer of Z5 until the closing of the Merger. Prior to joining Z5 in early 2007, Mr. Hurwitz served as Chief Financial Officer of Revonet, Inc., a data-driven marketing business serving technology and telecommunications companies. Prior to joining Revonet, he was Chief Financial Officer of HMonline, a revenue cycle application service provider in the healthcare industry and was Co-founder and CFO of PowerSmart Inc., a power management semiconductor company spun-off from Duracell. Mr. Hurwitz played an integral role in the successful merger of PowerSmart into Microchip Technologies during 2002 (NASDAQ: MCHP). Prior to the spin-off, he was responsible for the finances of Duracell’s New Products and Technology Division, managed Duracell’s global internal audit function and served as a member of the corporate integration team when Duracell merged with Gillette. Before joining Duracell, Mr. Hurwitz was an audit manager in PricewaterhouseCoopers Middle Market group, serving public and private enterprises in various industries. Mr. Hurwitz is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders beneficially owning greater than 10% of our equity securities are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with, excepting the reports filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Brendan T. Reilly (Chairman and CEO)	1	0	0
Alan D. Hurwitz (EVP and CFO)	1	0	0

Ethics Policy

We anticipate holding our annual meeting of shareholders within the next 90 days, at which time we expect that several new Directors will be elected. We have determined that we should defer the adoption of a new Code of Ethics, applicable to our Chief Executive Officer, President, Chief Financial Officer and other members of senior management, until those new Directors are seated because at that time members of senior management will constitute a significantly smaller proportion of our Board than they do today. We anticipate that our Board of Directors will adopt such a Code of Ethics at a meeting shortly following the aforementioned meeting of shareholders.

Board Committees

We are in the process of reviewing our corporate governance policies and procedures. Accordingly, the Company has not yet constituted an audit committee, a compensation committee or any other committee of the Board of Directors. We expect that we will constitute standing committees following the election of Directors at our next annual meeting of stockholders.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2006 and December 31, 2007 (including amounts paid by Z5 prior to the closing of the Merger with Z5).

Summary Compensation Table

		Annual Compensation

					Long Term
				Other	Compensation
				Annual	Securities	All other
Name and				Compen-	Underlying	compen-
principal position	Year	Salary ($)	Bonus ($)	sation ($)	Options/SARs(#)	sation($)

Brendan T. Reilly	2007	$145,834	$-	$-		$-
Chief Executive Officer	2006	$-	$-	$-		$-

Steven I. Cooper.	2007	$30,000	$-	$-		$-
President and COO	2006	$-		$-		$-

Alan D. Hurwitz	2007	$138,541	$-	$-		$-
Executive Vice President and	2006	$-	$-	$-		$-
Chief Financial Officer

We have employment agreements with Brendan Reilly, our CEO; Steven Cooper, our President; and Alan Hurwitz, our CFO, each of which requires us to continue paying the applicable executive’s salary, earned bonuses and certain employee benefits for a period of 24 months (for Mr. Reilly) and 12 months (for Messrs. Cooper and Hurwitz) following termination of employment in the following cases:

  if we terminate his employment agreement other than for cause;

  if he terminates his employment due to our material change of his employment conditions;

  if he terminates his employment due to a breach by us of his employment agreement or, in the cases of Messrs. Reilly and Hurwitz, a breach by us of the agreements relating to the Z5 Merger.

Equity Awards

The following table shows the number of shares underlying unexercised options held at December 31, 2007 by each of the executive officers required to be named in the Summary Compensation Table, and the exercise price and expiration date of each such option. All grants were made under Fortified’s 2007 Stock Plan. Certain of the options were granted in replacement of options granted by Z5 prior to the Z5 Merger, as indicated in the Table. Fortified has not granted any restricted stock or stock appreciation rights.

Outstanding Equity Awards at Fiscal Year-End

	Number of shares underlying		Option	Option
	Unexercised options at Fiscal Year-end		Exercise Price	Expiration Date
Name	(# exercisable)	(# unexercisable)	($)

Brendan T. Reilly	794,120 1,242,933	-0- -0- 2,000,000	$.28 $.41 $.76	Feb. 1, 2012 Aug. 16, 2012 Sept. 13, 2012	(1) (1)
Steven I. Cooper	-0-	-0-	N/A
Alan D. Hurwitz	441,178 275,000 -0-	-0- -0- 1,000,000	$.28 $.41 $.76	Feb. 1, 2012 Aug. 16, 2012 Sept. 13, 2012	(1) (1)

(1) Granted in replacement of options granted by Z5 Technologies LLC before the Merger with Z5.

The options granted to each of the executive officers named above will vest in the event that the executive’s employment is terminated under circumstances where he is entitled to the severance benefits described above, or in the event that the Company undergoes a “Change of Control” as defined in his employment agreement.

Compensation of Directors

     We have no standing arrangement to compensate Directors for their services, and during the fiscal year ended December 31, 2007 we did not pay any cash or other compensation to any of our directors for their services as such. However, during the fiscal year ended December 31, 2007 we paid D.W. MEE & Associates an aggregate of $64,000 for the services of Mr. Mee as our Acting Chief Executive Officer and as our Chief Financial Officer during the portions of the year described above under Item 9, “Directors and Executive Officers”.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below reflects the number of shares of common stock and preferred stock beneficially owned as of March 31, 2007 by:

  each person or group we believe to be the beneficial owner of more than five percent of our voting securities,

  each director and director nominee,

  each executive officer required to be named in the Summary Compensation Table; and

  all directors, director nominees, and executive officers, as a group, as of March 31, 2008.

Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2008 are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding those securities, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentages of beneficial ownership are based on 83,268,868 shares of common stock outstanding as of the close of business on March 31, 2008.

Unless otherwise indicated below, the address for each listed director and executive officer is Fortified Holdings Corp., 125 Elm Street, New Canaan, Connecticut 06840. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner	Amount and Nature of	Percent of Class
		Beneficial Ownership
Common Stock	Brendan Reilly (1)	12,474,158	14.6%
Common Stock	Alan Hurwitz (2)	1,771,473	2.1%
Common Stock	Steven Cooper	0	0.0%
Common Stock	Dennis Mee	250,000	*
Common Stock	David Kirby	250,000	*
Common Stock	All Directors and Officers (3)	14,745,631	17.0%

* Less than 1.0%

(1)	Included in the shares owned beneficially by Mr. Reilly are:
	(a)	2,037,053 shares subject to exercise of options (initially granted by Z5, and replaced with options granted by Fortified in the Merger), which are exercisable in the next 60 days.
	(b)	442,800 shares of common stock owned by Mr. Reilly’s wife, as to which Mr. Reilly disclaims beneficial ownership.
(2)

Included in the shares owned beneficially by Mr. Hurwitz are 716,178 shares subject to exercise of options (initially granted by Z5, and replaced with options granted by Fortified in the Merger) which are exercisable in the next 60 days.

(3)

Included in the shares owned beneficially by All Directors and Officers are the shares held by Mr. Reilly’s wife plus 3,253,231 shares subject to exercise by the Officers of options (initially granted by Z5, and replaced with options granted by Fortified in the Merger) which are exercisable in the next 60 days.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than the transactions disclosed below, we have not entered into any transactions in which any of our former directors, directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Brendan Reilly, who became our Chief Executive Officer upon the closing of the Z5 Merger, is the majority beneficial owner of Thomas Keenan Ventures LLC (TKV), and Alan Hurwitz, who became our Chief Financial Officer upon the closing of the Z5 Merger, holds a minority interest in TKV. As part of the consideration for the Merger with Z5, we issued to TKV a promissory note (the “Z5 Acquisition Note”) in the original principal amount of $5,000,000 bearing interest at 5% per annum (increasing to 13% upon certain default events). The Z5 Acquisition Note is guaranteed by our operating subsidiary, Fortified DataCom and is secured by Fortified DataCom’s assets.

The original terms of the Z5 Acquisition Note required principal payments on several dates between October 2007 and March 2008, with the final payment due on March 31, 2008. We failed to make the payments under the Z5 Acquisition Note according to its original payment schedule due to our having insufficient cash, and TKV has twice agreed to amend the Z5 Acquisition Note’s payment schedule. Under the schedule currently in effect, the full remaining balance of $3,750,000, together with all accrued interest, is payable on May 31, 2008.

Pursuant to the terms of the Z5 Merger, Stanley Major, a former President and former member of our Board of Directors, returned 41,200,000 shares of common stock to the treasury for cancellation, without consideration.

ITEM 13: EXHIBITS

Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Merger Agreement with Z5, incorporated by reference to Exhibit 2.1 on Form 8-K filed June 7, 2007.

2.2	Letter Agreement, incorporated by reference to Exhibit 2.2 on Form 8-K filed September 19, 2007.

3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

3.3	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

3.4	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 3, 2007.

10.1	Registration Rights Agreement by and between Fortified Holdings Corp. and Thomas Keenan Ventures, LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.1 to the Form 8-K filed September 19, 2007.

10.2	Promissory Note payable to Thomas Keenan Ventures LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.2 to the Form 8-K filed September 19, 2007.

10.3	Continuing Guaranty Agreement of Fortified Data Communications, Inc. in favor of Thomas Keenan Ventures, LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.3 to the Form 8-K filed September 19, 2007.

10.4	Security Agreement between Fortified Data Communications, Inc. and Thomas Keenan Ventures, LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.4 to the Form 8-K filed September 19, 2007.

10.5	Standby Financing Commitment Agreement by and between Clarus Capital Limited and Fortified Holdings Corp., dated September 11, 2007, incorporated by reference from Exhibit 10.5 to the Form 8-K filed September 19, 2007.

10.6	Employment Agreement with Brendan Reilly, incorporated by reference from Exhibit 10.6 to the Form 8-K filed September 19, 2007.

10.7	Employment Agreement with Brendan Reilly, incorporated by reference from Exhibit 10.7 to the Form 8-K filed September 19, 2007.

10.8	Employment Agreement with Steven Cooper, FILED HEREWITH.

16.1	Letter on change in Certifying Accountants, incorporated by reference from Exhibit 16.1 to the Form 8-K filed September 19, 2007.

23.1	Consent of Independent Certified Public Accountants (O’Conner Davies Munns & Dobbins, LLP), FILED HEREWITH.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), FILED HEREWITH.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), FILED HEREWITH.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), FILED HEREWITH.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), FILED HEREWITH.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants are Fiondella, Milone & LaSaracina LLP (FML). Prior to the Merger, Z5’s principal accountants were O'Conner Davies Munns & Dobbins, LLP (ODMD). The following table presents fees for professional audit services for the audit of the Company’s annual financial statements for the year ended December 31, 2008 and for fees billed for other services during 2007 (no fees were invoiced in 2006):

	FML	ODMD
Audit fees	$50,630	$13,250
Audit-related fees	$6,778	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, and the review of the financial statements included in each of our quarterly reports on Form 10-QSB. Audit related fees are principally for professional services rendered in connection with accounting consultation related to the reverse merger transaction and other matters.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board of Director’s procedures, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortified Holdings Corp.

BY:
Name: /s/ Brendan T. Reilly
Title: Chief Executive Officer

Date: April 15, 2008

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:
Name: /s/ Brendan T. Reilly
Title: Chief Executive Officer and Director

Date: April 15, 2008

BY:
Name: /s/ Steven I. Cooper
Title: President and Director

Date: April 15, 2008

BY:
Name: /s/ Alan D. Hurwitz
Title: Chief Financial Officer

Date: April 15, 2008

BY:
Name: /s/ David Kirby
Title: Director

Date: April 15, 2008

BY:
Name: /s/ Dennis W. Mee
Title: Director

Date: April 15, 2008