Form 10-Q
period 2008-03-31
Fortified Holdings Corp.
filed 2008-05-15
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________to ______________

Commission File Number: 000-51936

FORTIFIED HOLDINGS CORP.
(Exact name of issuer as specified in its charter)

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

Yes [X] No [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of May 14, 2007, the registrant had outstanding 101,708,355 shares of common stock, par value $0.001 per share, of which there is only a single class.

TABLE OF CONTENTS

PART I –FINANCIAL INFORMATION

PART I –FINANCIAL INFORMATION

ITEM 1 –Condensed Consolidated Financial Statements

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)	*
Current assets:
Cash	$993,321	$1,835,509
Accounts receivable	95,563	107,447
Inventories, net	227,371	190,408
Notes receivable, net (Note 4)	1,391,510	1,343,415
Prepaid expenses and other current assets	25,440	25,316
Total current assets	2,733,205	3,502,095

Property and equipment, net	78,492	92,016
Other assets	-	340,500
Total assets	$2,811,697	$3,934,611

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$450,117	$889,171
Demand notes payable (Note 6)	1,583,503	1,541,618
Convertible notes payable (Note 7)	836,663	814,225
Term notes payable (Note 6)	4,498,623	4,416,687
Other current liabilities	17,158	92,616
Total current liabilities	7,386,064	7,754,317
Other liabilities	-	3,405,000
Total liabilities	7,386,064	11,159,317
Commitments and contingencies (Note 11)

Stockholders' Equity (Deficit)
Capital stock
Common stock, par value $.001 per share;
200,000,000 shares authorized
82,015,855 shares issued and outstanding at
March 31, 2008; 60,707,605 issued and
outstanding at December 31, 2007	82,017	60,708
Additional paid-in capital	6,917,482	3,043,428
Accumulated deficit	(11,573,866)	(10,328,842)
Total stockholders' equity (deficit)	(4,574,367)	(7,224,706)
Total liabilities and stockholders' equity	$2,811,697	$3,934,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Derived from the audited balance sheet as of December 31, 2007.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

Net sales	$140,678	$59,195
Cost of sales	74,545	34,592
Gross profit	66,133	24,603

Operating expenses
Research and development	226,269	78,047
Selling, general and administrative	719,899	125,826
Professional and Consulting fees	248,386	52,008
Total operating expenses	1,194,554	255,881
Loss from operations	(1,128,421)	(231,278)
Other income and expenses:
Interest income	34,473	1,437
Interest expense	(151,076)	(6,625)
Net loss	$(1,245,024)	$(236,466)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average
number of shares outstanding	77,439,946	15,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’EQUITY (DEFICIT)
(Unaudited)

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2008	60,707,605	$60,708	$3,043,428	$(10,328,842)	$(7,224,706)
Additional shares issued in
connection with reverse merger.	10,000,000	10,000	(10,000)		-
Issuance of stock for cash, net	10,312,500	10,313	3,702,187		3,712,500
Employee stock based compensation			130,830		130,830
Non employee stock based
compensation			52,033		52,033
Fee paid in stock	995,750	996	(996)		-
Net loss				(1,245,024)	(1,245,024)
Balance, March 31, 2008	82,015,855	$82,017	$6,917,482	$(11,573,866)	$(4,574,367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31,2007
Cash flows from operating activities:
Net loss	$(1,245,024)	$(236,466)
Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation and amortization	13,524	1,704
Stock based compensation	182,863	28,217
Non-cash interest expense	146,259	4,920
Non-cash interest income	(34,472)	(1,437)
Non-cash management fee	-	1,776
Provision for loss on notes receivable	1,377	-
Changes in assets and liabilities:
Accounts receivable	11,884	125,322
Inventories	(36,963)	(99,911)
Prepaid expenses and other current assets	(124)	-
Accounts payable and accrued expenses	(439,054)	139,688
Other current liabilities	(75,458)	-
Net cash used in operating activities	(1,475,188)	(36,187)

Cash flows from investing activities:
Notes receivable	(15,000)	(27,387)
Net cash used in investing activities	(15,000)	(27,387)

Cash flows from financing activities:
Proceeds from issuance of stock, net	648,000	-
Repayment of notes	-	(17,267)
Net cash provided by (used in) financing activities	648,000	(17,267)

Net change in cash	(842,188)	(80,841)
Cash, beginning of period	1,835,509	159,136

Cash, end of period	$993,321	$78,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Fortified Holdings Corp. was incorporated in the State of Nevada, on February 5, 2004 under the name Major Creations Incorporated (“Major”). On December 5, 2006, Major changed its name to Aegis Industries, Inc. (“Aegis”). At that time, Major, a reseller of vintage style tractors, had decided to pursue other business objectives including the acquisition of Aegis Industries, Inc., a Delaware corporation that was in the business of designing, developing and manufacturing intermediate force products for military, law enforcement and security forces. A definitive acquisition agreement was never finalized, however, and the parties ceased discussions (see Note 11). On June 5, 2007, Aegis formed a wholly-owned subsidiary, Fortified Holdings Corp. in the State of Colorado, and on June 6, 2007, the Company merged with Fortified Holdings Corp. and changed its name to Fortified Holdings Corp. (the “Company” or “Fortified”). On September 13, 2007, Fortified completed the acquisition of Z5 Technologies LLC (“Z5”). The acquisition of Z5 was effected through the merger of Z5 with and into a subsidiary of Fortified (the “Merger”) formed for the purpose of the Merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”).

Prior to the Merger, Fortified (then a development stage enterprise), the legal acquirer, had no business operations and no working capital and Z5 was a non-reporting privately held company. For accounting purposes, the Merger has been treated as a recapitalization of Z5 using accounting principles applicable to reverse acquisitions, with Z5 being treated as the accounting parent (acquirer). Accordingly, all equity and options of Z5 prior to the Merger have been converted into shares and options of the Company. The acquirer is considered to have issued shares of its Common Stock to shareholders of Fortified in exchange for the net assets of Fortified. The net assets consisted of $1,164,000 of notes receivable and $1,314,000 of other current and non-current assets and $3,087,000 of notes payable and other current liabilities. Results of operations for the periods prior to the Merger reflect the operations of Z5. Historical equity of Z5 prior to the Merger has been retroactively restated to reflect the number of shares outstanding immediately post-Merger. Per share information for periods prior to the Merger has been restated to reflect the number of equivalent shares received by Z5’s members. Pro forma information giving effect to the acquisition of Z5 has not been provided since the combination is not considered a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations” The Company is quoted on the Over-the-Counter Bulletin Board under the symbol FFDH.

Z5 was in the business of developing and selling a line of man-portable Command and Control, Communications and Computer (C4) solutions for field based incident management and emergency operations support. Z5’s products are marketed under the NOMADTM brand, principally for use by the military, first responders, relief workers and high risk industries. To effect the Merger, Z5 merged with a new, wholly-owned subsidiary of Fortified, which has been renamed Fortified Data Communications, Inc. or “Fortified DataCom”and which now conducts the former Z5 business.

As consideration for the Merger, Fortified issued an aggregate of 15,000,000 shares of the Company’s common stock and a promissory note in the amount of $5,000,000 to Thomas Keenan Ventures LLC, the owner of all Z5’s equity outstanding at the time of the Merger (respectively, “TKV”and the “TKV Note”). Of the foregoing shares issued to TKV, pursuant to the terms of the Merger Agreement 5,000,000 shares were issued at the closing of the Merger, 5,000,000 shares were issued on January 7, 2008 upon raising new capital and the final 5,000,000 shares were issued on February 15, 2008.

Prior to the Merger, Z5 borrowed $900,000 from Fortified under various notes payable. These borrowings, in conjunction with $371,649 of cash held by Fortified at the time of the Merger provided $1,271,649 of proceeds related to the recapitalization. In connection with the Merger, the Company entered into a Standby Financing Agreement with a third party, Clarus Capital Limited and one of its affiliates (collectively, “Clarus”), under which Clarus committed to make direct or indirect investments in the Company up to an aggregate of $2.7 million if equity investments were not obtained from third parties. Of this amount, $500,000 was funded prior to the Merger and $200,000 was funded subsequent to the Merger; this agreement expired with no further funding from Clarus when the required investments were obtained from third parties.

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

Our accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal nature, except as otherwise disclosed in the accompanying notes to the unaudited condensed consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements as filed on Form 10-KSB for the year ended December 31, 2007. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Note 2 –Summary of Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of Fortified Holdings Corp. and its wholly owned subsidiary, Fortified DataCom. All intercompany balances and transactions have been eliminated.

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

Long–lived Assets

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

The Company’s business depends in large part on the demand for its communications equipment and related products. The Company’s revenues can be significantly affected by changes in demand for these types of products. These markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect revenues and operating results. Also, portions of the Company’s revenues are derived from customers that individually accounted for greater than 10% of the Company’s revenues for the periods presented. For the three months ended March 31, 2008 four customers accounted for all net sales and three customers accounted for all accounts receivable at March 31, 2008. For the three months ended March 31, 2007 one customer accounted for all net sales.

The Company has at times relied on one or more particular suppliers for a significant portion of its components or for a significant portion of its subcontracted production capacity. During the quarter ended March 31, 2008, the Company relied on one subcontractor for substantially all of its product assembly. Purchases from this vendor totaled approximately $238,000 during the period, and total accounts payable to this vendor amounted to approximately $72,000 at March 31, 2008. The Company did no business with that vendor during the quarter ended March 31, 2007. Although there are other vendors that the Company could use for procuring these components and services, a change could cause a delay in the production process, which could have an adverse impact on operating results.

Cash and Cash Equivalents

The Company maintains cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. Cash equivalents include all highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

Accounts Receivable

The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of March 31, 2008.

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

Capitalized Software Costs

The Company capitalizes software product development costs in accordance with Financial Accounting Standards Board (FASB) Statement No. 86 (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The Company ceases capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. The Company amortizes such capitalized costs on a straight line basis over the estimated life of the software. SFAS No. 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimate future gross revenues, reduce by estimated future costs of completing and disposing of the product, the excess is written off. During the first three months of 2008, no software costs were capitalized.

Convertible Instruments

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No, 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, the conversion feature of a security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the term of the convertible instrument.

Revenue Recognition

Revenue is derived from the sale of the Company’s products. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end customer’s location when risk and rewards of ownership have passed to the customer. Revenue is deferred from sales to distributors until the product is ultimately sold to the end-customer. Sales revenue is not reduced to reflect estimated returns because the Company’s sales arrangements do not grant end-customers a right of return. Products are not subject to post-shipment customer acceptance. There are no post-shipment obligations such as installation or training. Accordingly, unless those obligations are specifically contained in a contract, deferral of revenue is not required for either customer acceptance or post-shipment obligations.

Revenue from rental of the Company’s products is recognized when payments are due and collection of the resulting receivable is reasonably assured. Revenue is recognized over the term of the lease which is generally one year.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of the assets and liabilities method of accounting for deferred income taxes (see Note 8).

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

During the three months ended March 31, 2008, the Company granted 520,000 options to directors and consultants under its stock option plan. The total fair value of the options granted during the period ended March 31, 2008 was $67,841. The Company recognized compensation expense of $182,863 related to option grants in the three months ended March 31, 2008.

Earnings Per Share

Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic earnings per share is calculated by dividing net income or loss by the weighted average number of outstanding common shares during the period. Diluted earnings per share is calculated by adjusting net income or loss and outstanding shares for all dilutive potential common shares outstanding. Diluted net loss per common share is equal to basic net loss per common share since all potential common shares are anti-dilutive. Potential common shares excluded from diluted net loss per share consist of stock options, convertible debt instruments and warrants. The number of potential common shares for common stock options, calculated using the treasury stock method as of March 31, 2008 is 737,832.

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. There was no impact from adoption of this standard on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the fair value option to any of our financial instruments.

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

In March 2008, the FASB issued SFAS Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation with no impact or change to previously reported net income or stockholders’equity.

Note 3 –Going Concern

The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is not anticipated that the Company will generate sufficient revenues from product sales during the next twelve months to satisfy all of its current liabilities and provide ongoing working capital. The Company is currently seeking to raise additional funds through the private sale of equity securities, a portion of which has been raised between the balance sheet date and the filing of this report, and the Company may in the future seek other financing sources. There can be no assurance that such additional financing, if at all available, can be obtained on terms acceptable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations. Continuance of the Company as a going concern is dependent upon, among other things, the Company’s ability to obtain adequate long-term financing and/or its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Notes Receivable

Notes receivable consist of the following demand notes from Aegis Industries Inc. (“AI”), from two employees and from an unrelated third party supplier:

	March 31,	December 31,
	2008	2007
(a) AI, accrues interest at 10% per annum	$295,283	$295,283
(b) AI, accrues interest at 12% per annum	250,000	250,000
(c) AI, accrues interest at 12% per annum	175,000	175,000
(d) AI, accrues interest at 12% per annum	75,000	75,000
(e) AI, accrues interest at 12% per annum	300,000	300,000
(f) Note receivable from employee	128,750	128,750
(g) Note receivable from FastNet	45,000	45,000
(h) Note receivable from employee	15,000	-
Total principal	$1,284,033	$1,269,033
Accrued interest	154,657	120,185
Reserve	(47,180)	(45,803)
Notes receivable, net	$1,391,510	$1,343,415

(a) On December 1, 2006, the Company loaned $295,283 to AI. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 10% per annum, calculated annually. Accrued interest of $39,317 and $31,955 is included in notes receivable at March 31, 2008 and December 31, 2007, respectively.

(b) On January 21, 2007, the Company loaned $250,000 to AI. The loan accrues interest at 12% per annum. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum. Accrued interest of $34,931 and $27,452 is included in notes receivable at March 31, 2008 and December 31, 2007, respectively.

(c) On March 16, 2007, the Company loaned $175,000 to AI. The loan accrues interest at 12% per annum. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum. Accrued interest of $21,921 and $16,685 is included in notes receivable at March 31, 2008 and December 31, 2007, respectively.

(d) On March 19, 2007, the Company loaned $75,000 to AI. The loan accrues interest at 12% per annum. The loan is unsecured and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 30% per annum. Accrued interest of $9,321 and $7,077 is included in notes receivable at March 31, 2008 and December 31, 2007, respectively.

(e) On March 26, 2007, the Company loaned $300,000 to AI. The loan accrues interest at 12% per annum. The loan is collateralized by all of the assets of AI and is due on demand. Subsequent to demand for payment, principal and interest in arrears will bear interest at 12% per annum. Accrued interest of $36,592 and $27,617 is included in notes receivable at March 31, 2008 and December 31, 2007, respectively.

(f) Note receivable from employee is due on demand and accrues interest at 5% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 9% per annum. Accrued interest of $10,523 and $8,896 is included in notes receivable at March 31, 2008 and December 31, 2007, respectively.

(g) On November 27, 2007, the Company loaned $45,000 to FastNet, Inc., a supplier to the Company. The loan accrues interest at 12% per annum. The loan is collateralized by assets of FastNet, Inc. and was due on January 31, 2008. The loan was not paid when due but the Company has not made demand as of the date of this report. Principal and interest in arrears bear interest at 18% per annum. Accrued interest of $1,849 and $503 is included in notes receivable at March 31, 2008 and December 31, 2007, respectively.

(h) Note receivable from employee is due on demand and accrues interest at 8% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 12% per annum. Accrued interest of $203 is included in notes receivable at March 31, 2008.

Note 5 - Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2008	December 31, 2007
Demonstration Equipment	$91,712	$91,712
Computer equipment	25,789	25,789
Office furniture and fixtures	1,603	1,603
	119,104	119,104
Accumulated Depreciation	(40,612)	(27,088)
Net book value	$78,492	$92,016

Depreciation expense amounted to $13,524 and $1,704 for the three months ended March 31, 2008 and 2007, respectively.

Note 6 - Notes Payable (including Notes Payable to Shareholder)

Notes payable consists of the following:

	March 31,	December 31,
	2008	2007
(A) Demand note	$315,000	$315,000
(B) Demand notes	1,085,000	1,085,000
Accrued interest	183,503	141,618
	$1,583,503	$1,541,618
(C) Promissory note payable to TKV	$4,250,000	$4,250,000
(D) Promissory note to shareholder	75,130	75,130
Accrued interest	173,493	91,557
	$4,498,623	$4,416,687

(A) On November 28, 2006, the Company received loan proceeds of $315,000. The amount is unsecured and is due on demand. The principal amount bears interest at 12% per annum. Any payment of principal or interest in arrears bears interest at 12% per annum. Default in payment shall, at the option of the holder, render the entire balance payable. Accrued interest of $50,642 and $41,218 is included in notes payable at March 31, 2008 and December 31, 2007, respectively.

(B) During the period December 20, 2006 through August 24, 2007, the Company received loan proceeds totaling $1,085,000. The notes are unsecured and accrue interest at the rate of 12% per annum. Any payment of principal and interest in arrears bears interest at 30% per annum. Accrued interest of $132,861 and $100,400 is included in loans payable at March 31, 2008 and December 31, 2007, respectively.

(C) Secured note, as amended, payable to TKV in conjunction with the acquisition of Z5 on September 13, 2007, bearing interest at 5% per annum. The note is guaranteed by Fortified DataCom and collateralized by Fortified DataCom’s assets. TKV and the Company have entered into three Note Modification Agreements to revise the payment schedule thereunder, the most recent of which was entered into as of May 14, 2008. Pursuant to the first and second Note Modification Agreements, which were entered into at times that there were past-due payments outstanding under the note, TKV also waived the Company’s failure to make all past-due payments on a timely basis (although no acceleration notice had previously been given by TKV). No other terms of the note were amended.

Pursuant to the note as currently modified, the remaining principal balance of the Note and interest accrued under the Note are due on the following schedule:

  $125,000 on or before June 1, 2008
  $125,000 on or before July 1, 2008
  $1,000,000 on or before November 1, 2008
  $500,000 on or before March 1, 2009
  Final installment in an amount equal to the full then-remaining principal balance (i.e., $2,000,000 if all payments are made in accordance with the foregoing schedule) plus all accrued interest on or before July 1, 2009.

In addition to the foregoing scheduled payments, if the Company receives equity or equity-linked financing in excess of $2,000,000 between April 1, 2008 and the payment of the note in full, then a portion of the note will become due equal to 25% of amount by which the gross financing proceeds exceed $2,000,000.

Accrued interest of $153,160 and $73,472 is included in promissory notes payable at March 31, 2008 and December 31, 2007, respectively.

(D) During 2006, the Company received loan proceeds from an officer and shareholder of the Company totaling $170,130. The amount was due under an unsecured promissory note payable to an officer of the Company on December 31, 2007 or upon an equity raise of $1 million, if earlier. The principal amount bears interest at 12% per annum. $95,000 of principal was repaid during 2007. Accrued interest of $20,333 and $18,085 is included in promissory notes payable at March 31, 2008 and December 31, 2007, respectively.

Note 7 - Convertible notes payable

Notes with Beneficial Conversion Feature

During the period April 26, 2007 through May 18, 2007, the Company issued a series of convertible notes upon receiving cash proceeds aggregating $750,000. The notes are unsecured and are due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company are sold for cash or (ii) October 31, 2007. The principal amount bears interest at 12% per annum. At any time that the principal and accrued interest remains outstanding, the lender of each note has the right to convert such principal and accrued interest into shares of the Company’s common stock at a rate of $0.50 per share, which was less than the fair value of the Company’s common stock on the date of issue. Accrued interest of $86,663 and $64,225 is included in convertible notes payable at March 31, 2008 and December 31, 2007, respectively.

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

Other Notes

During the period July 23, 2007 through October 22, 2007, the Company issued a series of convertible notes upon receiving cash proceeds aggregating $900,000. Conversion was tied to the consummation of a Subsequent Financing, as defined, with a conversion price equal to the price of the shares issued in such financing. The initial closing under a private placement was completed as of November 16, 2007; accordingly, the convertible notes below converted to equity contemporaneously with such closing.

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

NOTE 8 - Income Taxes

The Company has accumulated net losses since inception. Accordingly, the Company has not provided for income taxes for the periods ended March 31, 2008 and 2007.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of March 31, 2008.

The Company has adopted the provisions FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN 48 nor does the company anticipate any material changes over the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with income taxes. Tax fiscal year 2004 and forward remain open to examination by the U.S. Internal Revenue Service and state authorities.

The Company recognized interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

Note 9 - Capital Stock

At March 31, 2008, the Company had 200,000,000 shares authorized, at a par value of $.001 per share, of which 82,015,855 shares were issued and outstanding.

2007 Private Placement. Effective November 16, 2007, the Company conducted the initial closing of a sale of Units under a private placement (the “2007 Offering”). Each Unit in the 2007 Offering was sold at a price of $0.40 per Unit. Prior to the May 2008 amendment described in Note 13 below, each Unit (a “2007 Unit) consisted of (i) one (1) share of common stock, par value $.001 per share (“Common Stock”), and (ii) one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock at an exercise price of $0.65. Warrants are exercisable at any time through November 30, 2010. At any time after November 30, 2008, if the closing price of the Common Stock exceeds $2.00 per share for 15 consecutive trading days and the average trading volume of the Common Stock has exceeded 500,000 shares per trading day over the same period, the Company may redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period. The warrants have been accounted for at fair value using the Black-Scholes option pricing model. The relative fair value assigned to the warrants issued was approximately $333,000, which is reported as a component of additional paid-in-capital within stockholders’ equity.

In the initial closing of the 2007 Offering in November 2007, the Company issued 4,852,605 of the 2007 Units in exchange for a combination of $918,000 in cash, net of $102,000 of associated cash fees, and conversion of certain convertible notes totaling $921,000 in related principal and interest. The convertible notes exchanged were issued in July, September and October 2007 for gross proceeds of $900,000 (see Note 7).

In the second and third closings of the 2007 Offering, both conducted in January 2008, the Company issued an aggregate of 10,312,500 of the 2007 Units in exchange for $4,125,000 in cash, net of $412,500 of associated cash fees. Of the total amount invested in the second and third closings, $3,405,000 had been received by the Company prior to December 31, 2007, and was recorded as “other liabilities”on the balance sheet at that date and the associated fees of $340,500 were paid prior to December 31, 2007 and recorded as prepaid expenses at that date and included in “other assets”; both such amounts were transferred to paid-in capital within stockholders’equity upon the second closing.

In addition to cash placement fees, designees of Falcon Capital, the Company’s placement agent, were issued an aggregate of 995,750 shares of Common Stock in connection with the sales of Units in the 2007 Offering.

The 2007 Units were offered and sold only to “accredited investors”(as such term is defined in Rule 501 promulgated under the Securities Act) in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Each investor executed a subscription agreement confirming its “accredited investor”status.

Issuances for Z5 Merger. Effective January 7, 2008, the Company issued an additional 5,000,000 shares of its Common Stock to designees of Thomas Keenan Ventures LLC pursuant to the terms of the Agreement and Plan of Merger between the Company, Z5 and certain other parties, dated May 31, 2007, as modified by a Letter Agreement dated September 12, 2007. Pursuant to that Agreement and Plan of Merger and Letter Agreement, such shares were due to be issued to Thomas Keenan Ventures LLC at such time as the Company raised not less than $2,600,000 through the sale of equity or equity-linked securities.

In addition, effective February 15, 2008, the Company issued the final installment of 5,000,000 shares of its Common Stock to designees of Thomas Keenan Ventures LLC pursuant to the terms of an Agreement and Plan of Merger of the Company, dated May 31, 2007, as modified by a Letter Agreement dated September 12, 2007. Pursuant to that Agreement and Plan of Merger and Letter Agreement, such shares were due to be issued to Thomas Keenan Ventures LLC at the earlier of February 15, 2008 or at such time as the Company raised not less than $6,000,000 through the sale of equity or equity-linked securities. Through February 15, 2008, the Company raised a total of $5,145,000, including the November 2007 and January 2008 closings under the 2007 Offering.

2008 Private Placement. Effective in May 14, 2008, the Company completed a first closing under a private placement of Common Stock and warrants commenced in March 2008. In connection with that placement, the Company also amended the terms of the 2007 Offering. Both that private placement and that amendment are described in greater detail in Note 13, below.

Note 10 - Stock Based Compensation

The Company’s stock option plan, adopted on September 13, 2007, allows our board of directors to grant incentives to employees, directors and consultants in the form of incentive stock options (ISOs); nonqualified stock options; stock appreciation rights (SARs); and restricted and unrestricted stock awards. Stock awards under the Company’s plan are granted at prices which are no less than the fair market price of the stock on the date of grant. ISO grants and SAR’s granted to ten percent shareholders, however, are issued at 110% of fair market value. Options granted under this plan can be time based or performance based options and vesting varies accordingly. Options under this plan expire ten years from the date of grant. Compensation expense recognized in the Statement of Operations during the three months ended March 31, 2008 amounted to approximately $182,863.

The fair value of each option award granted is estimated on the date of grant, subject to remeasurement for non-employees, using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Three Months
Ended March 31, 2008
Expected life	2.5 years
Expected volatility	82.53%
Risk-free interest rate	2.51%
Dividend yield	0%

The expected life of options was estimated using the simplified method described in SAB 107, which is based on the vesting period and contractual term for each grant, or for each vesting-tranche for awards with graded vesting. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility pre-Merger was based on an index, and post-Merger is based on volatility of the Company’s stock. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the options. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The status of the Company’s stock option plan at March 31, 2008 is summarized as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Under Option	Exercise Price	Contractual
	(000’s)	per Share	Term in Years
Outstanding, January 1, 2008	10,605	$.52	4.54
Granted	520	$.26	4.99
Exercised	-	-	-
Canceled or Forfeited	-	-	-
Outstanding March 31, 2008	11,125	$.51	4.33

During the three months ended March 31, 2008 the weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $.13 per share. The options were immediately vested upon grant. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 is $10,400. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $.28 per share at March 31, 2008, which would have been received from the option holders had those option holders exercised their options as of that date.

The following table summarizes information about stock options outstanding at March 31, 2008:

		Weighted Average
	Number	Remaining	Number
	Outstanding	Contractual Life	Exercisable
Exercise Prices	(000’s)	(Years)	(000’s)
$.28	2,647	3.8	2,647
$.41	2,353	4.3	2,353
$.76	3,000	4.4	-
$.77	1,105	4.4	-
$.45	1,500	4.6	-
$.26	520	5.0	520

As of March 31, 2008, there was approximately $463,000 of total unrecognized compensation cost related to non-vested options.

Note 11 - Commitments and Contingencies

The Company presently leases approximately 1,200 square feet of office space in New Canaan, Connecticut for the Company’s headquarters under a lease that expires in October 2008. In addition, the Company leases 500 square feet of office space in Englewood, Colorado on a month to month basis and approximately 1,000 square feet in Alexandria, Virginia through July, 2008

Rent expense charged to operations amounted to $51,800 and $0 for the three months ended March 31, 2008 and 2007, respectively. Future minimum lease payments as of March 31, 2008 are approximately $60,000 in 2008.

On December 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’written notice.

On October 22, 2007, the Company entered into a contract for public relations services requiring the payment of $5,000 per month expiring on October 21, 2008. This commitment can be terminated by either party without penalty upon 60 days’written notice.

On or about June 8, 2007, Aegis Industries, Inc., (a privately held Delaware Corporation) (“AI”) filed an action against Fortified, two of its directors and several other additional parties in the Second Judicial District Court, County of Washoe, State of Nevada. Plaintiffs allege claims for, among other claims, breach of contract related to a non-binding letter of intent entered into by AI and Fortified in November 2006. The parties have agreed on settlement terms, effective upon certain payments made by a third party to AI, which provide Fortified with a full release of all claims against it. Under terms of the settlement, Fortified agreed to assign to a third party certain promissory notes receivable issued to Fortified by AI totaling approximately $1,237,000 in principal and accrued interest thereon, in full satisfaction of demand notes payable that Fortified had previously issued to that third party, and loans payable to AI, which together total approximately $1,190,000 as of March 31, 2008 in principal and accrued interest. The difference between the assigned notes receivable and the assigned liabilities of approximately $47,000 was fully reserved at March 31, 2008. Final settlement is expected during 2008.

In addition, the Company is involved in various claims in the ordinary course of business. The Company’s management believes that the amounts of such claims are not material and as such, no amounts have been accrued for legal matters in the accompanying financial statements as of March 31, 2008 and 2007.

Note 12 - Related Party Transactions

Management Fees. During the three months ended March 31, 2007 pursuant to a contract that expires November 30, 2008, the Company paid management fees totaling $12,000 to a company controlled by a director and former officer of the Company. There were no such payments made in the three months ended March 31, 2008.

Note 13 - Subsequent Events

2008 Private Placement Offering. Effective May 14, 2008, the Company closed on the sale of 3,150,000 Units in an initial closing under a private placement (the “2008 Offering”), in exchange for an aggregate of $1,154,000 in cash (net of $106,000 in associated cash placement fees). Each Unit in the 2008 Offering (a “2008 Unit) was sold at a price of $0.40 per Unit and consisted of (i) two (2) shares of Common Stock, and (ii) one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock at an exercise price of $0.40 (i.e., an aggregate of 6,300,000 shares of Common Stock and 3,150,000 Warrants in the initial closing). Warrants are exercisable at any time through April 30, 2011. At any time after April 30, 2009, if the closing price of the Common Stock exceeds $1.20 per share for 15 consecutive trading days and the average trading volume of the Common Stock has exceeded 500,000 shares per trading day over the same period, the Company may redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period. The Warrants have been accounted for at fair value using the Black-Scholes option pricing model.

The principal investors in the initial closing under the 2008 Offering, representing $1,060,000 of the gross amount invested, were also investors in the 2007 Offering. As a condition to the Company’s obtaining their investment in the 2008 Offering, the Company agreed to issue additional shares to all of the investors in the 2007 Offering and to amend the Warrants issued in the 2007 Offering so as to effectively amend the economic terms of the 2007 Offering to be the same as those of the 2008 Offering. Specifically, the Company agreed to issue one (1) additional share of Common Stock for each share of Common Stock that each such investor purchased in the 2007 Offering, and to reduce the exercise price of the Warrants issued in the 2007 Offering from $.65 to $.40. As a consequence of this adjustment, contemporaneously with the initial closing of the 2008 Offering, the Company issued an additional 12,862,500 shares of Common Stock with respect to the 2007 Offering.

Of the Units sold in the initial closing of the 2008 Offering, 500,000 Units (i.e., 1,000,000 shares of Common Stock plus 500,000 Warrants) were purchased by Brendan Reilly, the Company’s Chief Executive Officer, in exchange for $200,000 in cash. The 2008 Units purchased by Mr. Reilly were sold on the terms identical to the 2008 Units sold to other investors (although the Company did not pay any placement agent fees with respect to the investment by Mr. Reilly). Neither Mr. Reilly nor any of the Company’s other officers or directors were investors in the 2007 Offering; as a consequence, neither Mr. Reilly nor any other officer or director received any additional shares of Common Stock as a result of the adjustment of the 2007 Offering described in the preceding paragraph.

The Company is currently evaluating the accounting treatment of the transaction.

Amendment of TKV Note. As described in Note 6 above, the Company is the borrower under a promissory note payable to TKV in the original principal amount of $5,000,000. Under the terms in force at March 31, 2008, the full remaining balance of that note was scheduled to come due at May 31, 2008. Effective May 14, 2008, the Company and TKV entered into a Third Note Modification Agreement to amend the payment schedule and extend the remaining payments to various dates between June 1, 2008 and July 1, 2009, subject to full or partial acceleration udner certain circumstances. The amended payment schedule is set forth in Note 6 above.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q as well as press releases and other information provided periodically in writing or verbally by our officers or our agents contain “forward-looking statements”within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “estimate”, “may”, “would”, “could”, variations of those words, and similar expressions. These forward-looking statements, which are based on information available to us at this time, include statements regarding our expectations, beliefs, or intentions about the future with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, that they involve various risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this report on Form 10-Q entitled “Management’s Discussion and Analysis or Plan of Operation”or in Part II, Item 6 of our annual report on Form 10-K under the heading “Investment Considerations”. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. Our reports and filings are available from the SEC’s website (www.sec.gov) or from the investor page of our website (www.fortifiedholdings.com/investors). We undertake no obligation to update any forward-looking statement after the date when made, and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern. They do not contain any adjustments that might result if we were unable to continue as a going concern.

Overview

Fortified Holdings Corp. (“we”, “Fortified”or the “Company”) is working to establish itself as a leading provider of a variety of deployable products used for field-based Emergency Management and Critical Incident Response by law enforcement, first responders, the military, the private security industry, humanitarian relief organizations and others who respond to “critical incidents” Within this market, we have focused to date especially (but not exclusively) on so-called Command, Control, Communications and Compute, Intelligence, Surveillance and Reconnaissance (“C4ISR”) products.

We currently produce and sell a line of man-portable Command, Control, Communications and Compute (C4) solutions for field-based incident management and emergency operations support under the NOMADTM brand. Originally developed by our predecessor Z5Technologies LLC (“Z5”), our NOMADTM products are a line of Incident Command units and related deployable communications and tactical power solutions, which are used by the military, first responders, relief workers and high risk industries. We have also developed, and have recently released, a suite of software applications for the Geospatial Information Services market.

We intend to build out –through acquisition and through internal development –additional products and services that enable emergency responders to more effectively perform their roles though enhanced information gathering, communications, situation management, and ultimately the ability to respond to those in need at time of crisis. Our business plan and intention is to seek out and acquire other companies with synergistic products that can be marketed to the Emergency Management and Response sector. We expect to give greatest consideration to acquisitions that will bring us additional product lines in the fields of mobile data communications; geospatial and sensor data management; and tactical power sources and power management.

Our ability to execute on the foregoing strategy is largely dependent on our raising additional capital through one or more private placements of our common stock, as described below under “Liquidity and Capital Resources” Since March 31, 2008, the date of the balance sheet in this report, we have raised gross proceeds of $1.26 million in one such private placement (of which $200,000 was invested by one of our executive officers).

Prior to our acquisition of Z5 in September 2007, we had minimal operations, and consequently the acquisition of Z5 has been accounted for as a recapitalization of Z5. In this Report, unless the context indicates to the contrary, the term “we”includes the business operations of Z5 prior to its acquisition by Fortified.

Results of Operations for the Quarter Ended March 31, 2008
Compared to Results of Operations for the Quarter Ended March 31, 2007

Since inception, we have operated at a loss. In early 2006, we were primarily engaged in organizational activity including product development, negotiating vendor contracts, engaging and developing our initial customer base, and recruiting and managing staff. Our first products shipped in the third calendar quarter of 2006, to the City of New Orleans Police Department, and sales of military products began during the fourth calendar quarter of 2006. Total sales for 2006 were approximately $671,000. During 2007 we returned our focus to the development and release of next generation products to correct performance and reliability issues. Those efforts were futher delayed during the year while we worked to complete Fortified’s acquisition of Z5 and obtain funding necessary for our operations. Consequently, sales during 2007 were limited, totaling approximately $156,000 for the year. We resumed our sales efforts near the end of 2007 and have continued those efforts through the first quarter of 2008. Nonetheless, recognized revenues remain low due to the current stage of our business, and the relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein are not reflective of the relationships between those figures that we expect in the future once we achieve a higher volume of sales volume.

Sales. Our sales during the quarter ended March 31, 2008 were approximately $141,000, an increase of approximately $81,000 or 138% over the sales during the corresponding period of 2007. The sales for the first quarter of 2008 also represented 90% of the sales recorded during the full 2007 calendar year. As noted above, sales during both the first quarter of 2007 and the full 2007 calendar year were constrained due to product redesign efforts, which were not completed until late in the year. We believe that we have corrected all identified technical problems, including transitioning to new suppliers where necessary, and that we are currently positioned to ship product in commercial quantities to address demand from customers as orders are received. We do not believe inflations was a material factor in the increase in our sales between the 2007 and 2008 periods.

Gross Profit and Margin. Our cost of goods sold consists primarily of direct costs of the manufactured units. Gross profit for the quarter ended March 31, 2008 was approximately $66,000, representing a gross margin of 47%. Gross profit for the quarter constitutes an increase of approximately $41,000, or 169%, over the gross profit of approximately $25,000 recorded in the first quarter of 2007. The substantial increase in gross profit is a consequence of both the increase in sales volume and an increase in gross margin by five percentage points, up from the 42% margin recorded in the 2007 period.

Operating Expense. We recorded total operating expense of approximately $1,195,000 for the quarter ended March 31, 2008, an increase of approximately $939,000 or 367% over the operating expense recorded in the corresponding period of 2007. Of this total, the greatest increase was in professional, legal and consulting fees (all classified as “Professional and Consulting fees”), which increased by $196,000 (or almost 376%) from $52,000 in the first quarter of 2007. A significant portion of the increase was attributable to legal and accounting costs associated with our first audit and first Form 10-KSB annual report as a operating company (as opposed to Fortified’s shell company status prior to the September 2007 acquisition of Z5). An additional portion of the increase consists of $183,000 of non-cash expense related to option grants to the Company’s non-management Directors and to certain members of the Company’s Board of Advisors.

Selling, General & Administrative costs also increased significantly in gross dollar terms from the year-earlier period (from approximately $126,000 to $720,000, an increase of $594,000), although on a percentage basis that increase was not as significant as the increase in professional, legal and consulting fees. The increased SG&A expense reflects the significant increases in almost all aspects of the Company’s operations relative to the year-earlier period, when the Company (i.e., Z5 at the time) was operating largely as a start-up business. These increases include a substantial increase in personnel, from three full-time-equivalent personnel (FTEs) at March 31, 2007 to 13 FTEs at March 31, 2008, and corresponding increases in travel costs, office costs and other ordinary-course operating expenses.

The Company issues stock options to employees and non-employees. Fair value of the options for non-employees is remeasured at each reporting date and compensation expense being amortized is adjusted accordingly. The aggregate non-cash compensation expense to be recognized in the future for awards to employees that were unvested at March 31, 2008 is approximately $463,000, which will be recognized through 2010. We expect to continue issuing stock options as an important component of incentive compensation. Stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

Research & Development costs also increased significantly in gross dollar terms (from approximately $78,000 to $226,000, an increase of $148,000). However, on a percentage basis that increase was not as significant as those in the other categories of operating expense. During the 2008 period, our increase in R&D expense was due in part to our costs of developing and improving our VantagePointTM software, while continuing to improve our NomadTM product line and related peripheral devices. In the 2007 Q1 period, our costs related almost entirely to our development of the NomadTM product line.

Interest Expense. During the quarter ended March 31, 2008, interest expense (net) increased to approximately $151,000 from $7,000 in the corresponding period of 2007. This increase reflects a significant increase in borrowing over the course of 2007, as we conducted multiple bridge note borrowings in order to fund operations prior to the closing of the acquisition of Z5 and thereafter until we received proceeds from the equity offering commenced in the fourth quarter of 2007. A portion of those borrowings remain outstanding currently. In addition, we issued a $5.0 million promissory note in September 2007 as part of the consideration paid for our acquisition of Z5. A principal balance of $4.25 million remained outstanding on that Note throughout the first quarter of 2008. Although no interest has been paid in cash on that Note, interest expense has been accrued.

Liquidity and Capital Resources

Cash. At March 31, 2008, the Company had approximately $993,000 in cash and cash equivalents. This figure represents a net reduction in cash of approximately $842,000 during the quarter, down from approximately $1,835,000 in cash and cash equivalents at December 31, 2007. In comparison, at March 31, 2007, cash and cash equivalents were approximately $78,000.

For the quarter ended March 31, 2008, our operating activities used approximately $1,475,000 of cash, compared to only approximately $36,000 of cash used in operating activities during the corresponding period of 2007. Primary uses of cash during the 2008 period included cash costs associated with cash based operating expenses outlined above and with reductions of accounts payable and accrued expenses. The net loss was offset in part by non-cash expense associated with stock-based compensation and interest expense that was accrued but not paid in cash during the period. During the 2007 period, operating cash flows reflected a net loss of approximately $236,000 plus an increase in inventory of $100,000, which were largely offset by a net increase in accounts payable and accrued expenses and net decrease (through collections) of accounts receivable.

Cash used in investing activities during both the 2008 period and the 2007 period were primarily comprised of relatively small increases in notes receivable from employees.

Cash flows from financing activities of approximately $648,000 during the quarter ended March 31, 2008 reflect the next proceeds of a private placement of our common stock, for which the third and final closing occurred during the quarter. The corresponding period of 2007 had no such activity; the sole financing activity during that period was a repayment of $17,000 of notes outstanding.

Notes Payable and Notes Receivable. Upon the Merger with Z5 in September 2007, the Company issued a promissory note for $5,000,000 to TKV, as the sole member of Z5 (the “TKV Note”). Under the TKV Note’s original terms, principal was payable in several installments, with the final installment due March 31, 2008. During 2007, $750,000 of the TKV Note was paid and on April 2, 2008 an additional $500,000 was paid. Following the payment, the Company had approximately $463,000 in remaining cash on April 2, 2008. Due to our inability to pay all of the installments when due, the TKV Note has been amended three times to extend the payment dates. Under the latest amendment, entered into on May 14, 2008, the remaining balance of $3,750,000 will come due on various dates between June 1, 2008 and July 1, 2009, as follows:

  $125,000 on or before June 1, 2008
  $125,000 on or before July 1, 2008
  $1,000,000 on or before November 1, 2008
  $500,000 on or before March 1, 2009
  Final installment in an amount equal to the then-remaining principal balance (i.e., $2,000,000 if all payments are made in accordance with the foregoing schedule) plus all accrued interest on or before July 1, 2009.

In addition to the foregoing scheduled payments, if the Company receives equity or equity-linked financing in excess of $2,000,000 between April 1, 2008 and the payment of the TKV Note in full, then a portion of the TKV Note will become due in an amount equal to 25% of amount by which the gross financing proceeds exceed $2,000,000.

We currently have sufficient cash on hand that we do not anticipate a problem making the payments that are due on June 1, 2008 and July 1, 2008 with only our existing cash resources. Our ability to make the payments due on November 1, 2008 and thereafter remain dependent on how rapidly we are able to execute on our sales efforts and, potentially, on our ability to raise additional outside funding. If we are unable to generate sufficient cash through a combination of our sales and outside funding prior to each of those due dates, we anticipate that we would be required to negotiate with TKV to amend the Note again to extend the due date for some or all of the remaining principal and for the accrued interest. However, TKV is under no obligation to agree to such an extension; moreover, it is possible that (unlike the previous three amendments) TKV could impose additional requirements as a condition to such an extension, such as but not limited to an increase in the interest rate or payment of some separate consideration. The TKV Note is guaranteed by our operating subsidiary, Fortified Data

Communications, Inc., and is secured by substantially all of the assets of Fortified Data Communications. If TKV were to foreclose on that security interest, we would likely be forced to seek bankruptcy protection or cease operations.

In conjunction with the recapitalization of the Company in September 2007, the Company assumed demand and convertible notes payable from lenders, and acquired several notes receivable from Aegis Industries, Inc., (“AI”) a Delaware corporation previously under a Letter of Intent to merge with Fortified prior to the Merger with Z5. Total principal under the notes payable amounted to $2,850,000, of which $1,095,000 was loaned to AI. As more fully described in Note 11 to the financial statements included in this Form 10-Q, an agreement has been reached pursuant to which the notes receivable from AI will be transferred to a lender in repayment of certain of the demand notes.

During 2006, the Company issued a $170,130 note payable to an affiliate, due December 31, 2007. $95,000 of that note was repaid during 2007, and the balance remains outstanding.

Liquidity, including Private Placement of Securities. As noted above, as of March 31, 2008, we had approximately $993,000 in cash and cash equivalents. We generated a net loss (including non-cash items) of approximately $1,245,000 during the quarter ended March 31, 2008. Excluding those non-cash items, we used $1,475,000 of net cash in operating activities during the quarter. Somewhat less than one-half of that net cash loss was offset by the final tranche of the common stock private placement commenced in late 2007, which was completed in January 2008.

Since December 31, 2007, we have received contracts and orders in excess of $2,500,000. However, the larger contracts included in that figure will result in product deliveries only over a period of several months. As a consequence, revenue and gross profits from sales will not generate sufficient cashflow to cover operating costs at our historical cost levels in the immediate term. In light of these factors, over the past 60 days we have made various and material cost reductions in an effort to reduce our cost structure and thereby preserve our remaining cash resources. It should be noted, however, that these cost reductions alone will not be sufficient to eliminate our cash losses through the time when gross profits from sales cover our operating costs. For that reason, it is necessary that we either raise additional capital or, failing that, undertake further operating cost reductions.

In keeping with the foregoing, in late March 2008 we also recommenced efforts to raise additional equity capital to augment our cash position and fund our cash losses until the time that we turn cash flow positive. Working with Falcon Capital Ltd., the investment bankers that placed the initial $5.1 million of equity during late 2007 and early 2008, we completed the sale of an initial $1,260,000 of common stock (before placement costs) in early May 2008. We continue to work with Falcon Capital as well as other placement agents in an effort to raise capital in addition to the initial amount received in recent weeks. At May 14, 2008, we had approximately $1,422,000 in cash and cash equivalents.

We stand ready to execute even further cost reduction plans (beyond those taken already) should those reductions prove necessary to provide additional time to raise sufficient private placement proceeds which, when coupled with our forecasted growth in sales and gross profits, we believe will sustain us through the time that we become profitable. It should be noted that the terms of such a financing may be materially dilutive to existing shareholders. However, this combination of cost reductions and capital raising efforts, when taken together, and assuming a continuation of our current business trends, are expected to provide sufficient liquidity to fund operations over the next twelve months.

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

Capital Expenditures

There were no capital expenditures in the quarter ended March 31, 2008 or March 31, 2007. We anticipate keeping capital expenditure costs to a minimum until the Company turns cash flow positive.

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue may be subject to fluctuation due to government and commercial purchasing cycles.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our audited financial statements contained in our Annual Report on Form 10-KSB. We have not adopted any material changes to our critical accounting policies from those discussed in our Annual Report. We have consistently applied these policies in all material respects except as specifically identified herein. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition and liquidity.

Below is a brief description of key accounting principles which we have adopted in determining our recognition of revenues and expenses:

Convertible Instruments. When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are deferred and recognized upon acceptance. Revenue will be deferred and recognized once acceptance has occurred.

Stock Based Compensation. Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods or Services” and SAB No. 107, Share-Based Payment. Compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. For awards with graded vesting, compensation is recorded using the straight line method over the vesting period, but in no event shall total compensation recognized under the awards be less than the aggregate fair value of shares vested under such awards. Stock option related compensation is equal to the fair value of the award which we determine using a binomial option-pricing model.

Income Taxes. We account for income taxes using the asset and liability method, as provided by SFAS 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. No income taxes were provided because we have incurred losses from our inception. Due to the Company’s limited operating history and, therefore, uncertainty of future taxable income, no future tax benefits have been recognized.

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. There was no impact from adoption of this standard on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—

Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the fair value option to any of our financial instruments.

Critical Accounting Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. The Company’s most significant estimates include assessing the collectability of accounts receivable and notes receivable, the use and recoverability of inventory, determining the fair value of stock-based awards, useful lives of depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective due to the fact that we lack sufficient internal accounting personnel and segregation of duties necessary to ensure that an adequate review of the financial statements and notes thereto is performed and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, all in a manner that allows timely decisions regarding required disclosure. We are undertaking planning and actions to provide effective disclosure controls and procedures in the future.

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

There were no changes in our internal controls over financial reporting that would significantly affect internal controls over financial reporting during the quarter ended March 31, 2008.

PART II –OTHER INFORMATION

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

The parties have agreed on settlement terms, effective upon certain payments made by a third party to AI, which provide Fortified with a full release of all claims against it. Under terms of the settlement, Fortified agreed to assign to a third party certain promissory notes receivable issued to Fortified by AI totaling approximately $1,237,000 in principal and accrued interest thereon, in full satisfaction of demand notes payable that Fortified had previously issued to that third party, and loans payable to AI, which together total approximately $1,190,000 as of March 31, 2008 in principal and accrued interest. The difference between the assigned notes receivable and the assigned liabilities of approximately $47,000 was recorded as an expense at March 31, 2008. Final settlement is expected during 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We conducted no sales of unregistered equity securities during the quarter ended March 31, 2008 which have not previously been disclosed on a Form 8-K. Subsequently to the end of the quarter, effective May 14, 2008, the Company completed the a closing under a private placement for 6,300,000 common shares and 3,150,000 warrants in exchange for $1,154,000 of cash (net of fees).

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

ITEM 5. OTHER INFORMATION.

Sale of Unregistered Securities Effective May 14, 2008, the Company closed on the sale of 3,150,000 Units in an initial closing under a private placement (the “2008 Offering”), in exchange for an aggregate of $1,154,000 in cash (net of $106,000 in associated cash placement fees). Each Unit in the 2008 Offering (a “2008 Unit) was sold at a price of $0.40 per Unit and consisted of (i) two (2) shares of Common Stock, and (ii) one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock at an exercise price of $0.40 (i.e., an aggregate of 6,300,000 shares of Common Stock and 3,150,000 Warrants in the initial closing). Warrants are exercisable at any time through April 30, 2011. At any time after April 30, 2009, if the closing price of the Common Stock exceeds $1.20 per share for 15 consecutive trading days and the average trading volume of the Common Stock has exceeded 500,000 shares per trading day over the same period, the Company may redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period.

Designees of Falcon Capital, the Company’s placement agent, were issued 530,000 shares of Common Stock in connection with the sale.

The Units were offered and sold only to “accredited investors”(as such term is defined in Rule 501 promulgated under the Securities Act) in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Each investor executed a subscription agreement confirming its “accredited investor”status.

The principal investors in the initial closing under the 2008 Offering, representing $1,060,000 of the gross amount invested, were also investors in the Company’s private placement of common stock and warrants that closed in three closings between

November 2007 and January 2008 (the “2007 Offering”). As a condition to the Company’s obtaining their investment in the 2008 Offering, the Company agreed to issue additional shares to all of the investors in the 2007 Offering and to amend the Warrants issued in the 2007 Offering so as to effectively amend the economic terms of the 2007 Offering to be the same as those of the 2008 Offering. Specifically, the Company agreed to issue one (1) additional share of Common Stock for each share of Common Stock that each such investor purchased in the 2007 Offering, and to reduce the exercise price of the Warrants issued in the 2007 Offering from $.65 to $.40. As a consequence of this adjustment, contemporaneously with the initial closing of the 2008 Offering, the Company issued an additional 12,862,500 shares of Common Stock with respect to the 2007 Offering.

Amendment of Material Contract The Company is the obligor under a promissory note payable to Thomas Keenan Ventures LLC (“TKV”and the “TKV Note”), issued in conjunction with the Company’s acquisition of Z5 Technologies LLC on September 13, 2007 and previously filed as an exhibit to Form 8-K on September 19, 2007. The TKV Note is guaranteed by Fortified DataCom and collateralized by Fortified DataCom’s assets. TKV and the Company have previously entered into two Note Modification Agreements to revise the payment schedule under the TKV Note.

Effective May 14, 2008, the Company and TKV entered into a Third Note Modification Agreement, amending the due date of the remaining principal and interest under the TKV Note, which was scheduled to come due in full on May 31, 2008. As modified under the Third Note Modification Agreement, the remaining principal balance of the TKV Note and interest accrued thereunder are now due on the following schedule:

  $125,000 on or before June 1, 2008
  $125,000 on or before July 1, 2008
  $1,000,000 on or before November 1, 2008
  $500,000 on or before March 1, 2009
  Final installment in an amount equal to the full then-remaining principal balance (i.e., $2,000,000 if all payments are made in accordance with the foregoing schedule) plus all accrued interest on or before July 1, 2009.

In addition to the foregoing scheduled payments, if the Company receives equity or equity-linked financing in excess of $2,000,000 between April 1, 2008 and the payment of the note in full, then a portion of the note will become due equal to 25% of amount by which the gross financing proceeds exceed $2,000,000.

No other terms of the TKV Note were amended pursuant to the Third Note Modification Agreement.

Entrance into a Material Contract On May 14, 2008, the Company entered into an Employment Agreement with Kirk Hanson, its Chief Financial Officer. The appointment of Mr. Hanson as Chief Financial Officer was previously announced on a Form 8-K filed on April 25, 2008. The Employment Agreement has an effective date of May 1, 2008, and an initial term of two years. Pursuant to the Agreement, Mr. Hanson will be paid a base salary at an annual rate of $120,000, will be eligible for certain additional cash bonus compensation, and will issued an option to purchase 1,000,000 shares of common stock vesting over a period of three years (subject to acceleration under certain circumstances). He will also be entitled to severance compensation equal to one year’s base salary and a prorated portion of any eligible bonus in the event his employment is terminated by the Company without cause or by Mr. Hanson with good reason, both as defined in the Agreement.

Method of Recommending Nominees to the Company’s Board of Directors There have been no changes made during the quarter ended March 31, 2008 to the method by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS.
No. Description of Exhibit

2.1	Third Note Modification Agreement by and among Fortified Holdings Corp. and Thomas Keenan Ventures, LLC, dated May 14, 2008. FILED HEREWITH.

2.2	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

2.3	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 3, 2007.

2.4	Letter Agreement, incorporated by reference to Exhibit 2.2 on Form 8-K filed September 19, 2007.

3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

10.1	Employment Agreement by and between Fortified Holdings Corp. and Kirk Hanson, dated May 14, 2008. FILED HEREWITH.

31.1	Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 15, 2008. FILED HEREWITH.

31.2	Certification of Fortified Holdings Corp. Chief Financial Officer Kirk Hanson, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 15, 2008. FILED HEREWITH.

32.1

Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated May 15, 2008. FILED HEREWITH.

32.2

Certification of Fortified Holdings Corp. Chief Financial Officer, Kirk Hanson, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated May 15, 2008. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

FORTIFIED HOLDINGS CORP.

By:	/s/ Brendan Reilly
Brendan Reilly
Chief Executive Officer

By:	/s/ Kirk Hanson
Kirk Hanson
Chief Financial Officer