Form 10-Q
period 2008-06-30
Fortified Holdings Corp.
filed 2008-08-14
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of August 13, 2008, the registrant had outstanding 103,069,105 shares of common stock, par value $0.001 per share, of which there is only a single class.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2008	2007
	Assets	(Unaudited)	(Audited)
Current assets:
Cash		$712,968	$1,835,509
	Accounts receivable	122,347	107,447
	Inventories, net	189,602	190,408
	Notes receivable, net	214,339	1,343,415
	Prepaid expenses and other current assets	25,849	25,316
	Total current assets	1,265,105	3,502,095

	Property and equipment, net	64,967	92,016
Other assets		-	340,500
	Total assets	$1,330,072	$3,934,611

	Liabilities and Stockholders' Deficit
Current liabilities
	Accounts payable and accrued expenses	$304,623	$889,171
	Demand notes payable	452,471	1,541,618
	Convertible notes payable	859,101	814,225
	Term notes payable	3,923,059	4,416,687
	Other current liabilities	34,891	92,616
	Total current liabilities	5,574,145	7,754,317
	Other liabilities	-	3,405,000
	Total liabilities	5,574,145	11,159,317
Commitments and	contingencies (Note 11)

Stockholders' Deficit

	Common stock, par value $.001 per share;
	200,000,000 shares authorized
	103,069,105 shares issued and outstanding at
	June 30, 2008; 60,707,605 issued and
	outstanding at December 31, 2007	103,070	60,708
	Additional paid-in capital	8,139,882	3,043,428
	Accumulated deficit	(12,487,025)	(10,328,842)
	Total stockholders' deficit	(4,244,073)	(7,224,706)
	Total liabilities and stockholders' deficit	$1,330,072	$3,934,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$119,357	$-	$260,035	$59,195
Cost of sales	89,183	-	163,728	34,592
Gross profit	30,174	-	96,307	24,603

Operating expenses:
Research and development	127,187	119,628	353,456	197,675
Selling, general and administrative	631,690	553,872	1,351,589	679,698
Professional and consulting fees	105,280	368	353,666	52,376
Total operating expenses	864,157	673,868	2,058,711	929,749
Loss from operations	(833,983)	(673,868)	(1,962,404)	(905,146)
Other income and expenses:
Interest income	34,709	1,630	69,182	3,067
Interest expense	(113,885)	(6,305)	(264,961)	(12,930)
Loss before provision for income taxes	(913,159)	(678,543)	(2,158,183)	(915,009)
Provision for income taxes	-	-	-	-
Net loss	$(913,159)	$(678,543)	$(2,158,183)	$(915,009)

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.03)	$(0.06)

Basic and diluted weighted average
number of shares outstanding	92,385,498	15,000,000	84,912,722	15,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	60,707,605	$60,708	$3,043,428	$(10,328,842)	$(7,224,706)
Additional shares issued in
connection with reverse merger	10,000,000	10,000	(10,000)		-
Issuance of stock for cash, net	29,575,000	29,575	4,854,925		4,884,500
Employee stock based compensation			202,283		202,283
Non employee stock based
compensation			52,033		52,033
Fee paid in stock	2,786,500	2,787	(2,787)		-
Net loss				(2,158,183)	(2,158,183)
Balance, June 30, 2008	103,069,105	$103,070	$8,139,882	$(12,487,025)	$(4,244,073)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(2,158,183)	$(915,009)
Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation and amortization	27,049	4,932
Stock based compensation	254,316	70,547
Non-cash interest expense	260,018	14,324
Non-cash interest income	(69,182)	(3,067)
Non-cash management fee	-	1,776
Write-off of note receivable and accrued interest	4,400	-
Provision for loss on notes receivable	2,756	-
Changes in assets and liabilities:
Accounts receivable	(14,900)	224,762
Inventories	806	(289,642)
Prepaid expenses and other current assets	(533)	-
Accounts payable and accrued expenses	(537,363)	499,065
Other current liabilities	(57,725)	-
Net cash used in operating activities	(2,288,541)	(392,312)

Cash flows from investing activities:
Notes receivable	(29,000)	(32,887)
Acquisition of fixed assets	-	(34,863)
Net cash used in investing activities	(29,000)	(67,750)

Cash flows from financing activities:
Proceeds from issuance of stock, net	1,820,000	-
Proceeds from notes payable	-	432,733
Repayment of notes	(625,000)	(1,000)
Net cash provided by financing activities	1,195,000	431,733

Net change in cash	(1,122,541)	(28,329)
Cash, beginning of period	1,835,509	159,136

Cash, end of period	$712,968	$130,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Basis of Presentation

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

Prior to the Merger, Z5 was in the business of developing and selling a line of man-portable Command and Control, Communications and Computer (C4) solutions for field based incident management and emergency operations support. Z5’s products (and now our products) are marketed under the NOMADTM brand, principally for use by the military, first responders, relief workers and high risk industries. To effect the Merger, Z5 merged with a new, wholly-owned subsidiary of Fortified, which has been renamed Fortified Data Communications, Inc. or “Fortified DataCom” and which now conducts the former Z5 business.

As consideration for the Merger, Fortified issued an aggregate of 15,000,000 shares of the Company’s common stock and a promissory note in the amount of $5,000,000 to Thomas Keenan Ventures LLC, the owner of all Z5’s equity outstanding at the time of the Merger (respectively, “TKV” and the “TKV Note”). Of the foregoing shares issued to TKV, pursuant to the terms of the Merger Agreement 5,000,000 shares were issued at the closing of the Merger, 5,000,000 shares were issued on January 7, 2008 upon raising new capital and the final 5,000,000 shares were issued on February 15, 2008.

Prior to the Merger, Z5 borrowed $900,000 from Fortified under various notes payable. These borrowings, in conjunction with $371,649 of cash held by Fortified at the time of the Merger, provided $1,271,649 of proceeds related to the recapitalization. In connection with the Merger, the Company entered into a Standby Financing Agreement with a third party, Clarus Capital Limited and one of its affiliates (collectively, “Clarus”), under which Clarus committed to make direct or indirect investments in the Company up to an aggregate of $2.7 million if equity investments were not obtained from third parties. Of this amount, $500,000 was funded prior to the Merger and $200,000 was funded subsequent to the Merger; this agreement expired with no further funding from Clarus when the required investments were obtained from third parties.

The shares issued to TKV in the Merger are subject to a Registration Rights Agreement, under which the Company undertook to register the shares for resale as promptly as practicable, but no later than six months after any registration of shares that the Company sells in a private placement financing after the closing of the Merger, or one year after the closing of the Merger, if earlier. The Agreement does not, however, stipulate specific penalties if the foregoing deadlines are not met. As of the filing of this report, no registration statement covering the shares had yet been filed with the U.S. Securities and Exchange Commission and TKV has made no demand that such a registration statement be filed.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal nature, except as otherwise disclosed in the accompanying notes to the unaudited condensed consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements as filed on Form 10-KSB for the year ended December 31, 2007. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and has generated net operating losses and negative cash flows from operations since inception. Based on government purchasing programs in which it was selected as a participant, initial responses to sales proposals and other sales activity, the Company believed until recently that it would have begun generating significant revenues from product sales by this time, and that within the next one to two calendar quarters its sales would be sufficient to enable the Company to begin covering its ongoing operating expenses. However, the Company’s sales have not developed at the pace that was previously expected. As a consequence, there is now substantial doubt regarding the Company’s ability to continue to operate as a going concern. The Company is therefore exploring various alternatives, including seeking additional financing (either equity or debt), a sale of some or all of its operations, or a sale of the Company as a whole. However, any such additional financing (if available at all) is likely to be significantly dilutive to existing stockholders. Furthermore, in the event of a sale of some or all of the Company’s operations, the Company’s creditors would be legally entitled to payment before any consideration would become available for distribution to stockholders. Those liabilities totaled $5,574,000 at June 30, 2008, of which $3,825,000 is secured by the assets of the Company’s operating subsidiary. There can be no assurance that the Company will be able to obtain either financing or a buyer (whether for limited operations or for the Company as a whole) prior to the time that it exhausts its limited remaining resources, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2- Use of Estimates

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

Note 3 - Earnings Per Share

Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic earnings per share is calculated by dividing net income or loss by the weighted average number of outstanding common shares during the period. Diluted earnings per share is calculated by adjusting net income or loss and outstanding shares for all dilutive potential common shares outstanding. Diluted net loss per common share is equal to basic net loss per common share since all potential common shares are anti-dilutive. Potential common shares excluded from diluted net loss per share consist of stock options, convertible debt instruments and warrants. The number of potential common shares, calculated using the treasury stock method, for the three and six months ended June 30, 2008, is 0 and 335,356, respectively.

Note 4 - Recent Accounting Developments

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

Note 5 - Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation with no impact or change to previously reported net income or stockholders’ deficit.

Note 6 - Notes Receivable

Notes receivable consist of the following demand notes from Aegis Industries Inc. (“AI”), from three employees and from an unrelated third party supplier:

	June 30,	December 31,
	2008	2007
(a) AI, accrues interest at 10%-12% per annum	$-	$1,095,283
(b) Note receivable from employee	128,750	128,750
(c) Note receivable from FastNet	41,250	45,000
(d) Note receivable from employee	15,000	-
(e) Note receivable from employee	14,000	-
Total principal	$199,000	$1,269,033
Accrued interest	15,339	120,185
Reserve	-	(45,803)
Notes receivable, net	$214,339	$1,343,415

(a) On various dates between December 1, 2006, and March 26, 2007, the Company loaned an aggregate of $1,095,283 to AI. These loans were unsecured and due on demand, and bore interest at a non-default rates between 10% and 12% per annum. In connection with the resolution of the litigation described below under Note 11, effective June 30, 2008 the Company assigned all of these notes receivable, totaling approximately $1,269,000 with accrued interest, to a third party that had loaned the Company an aggregate of $1,000,000 under several notes payable, in full satisfaction of those notes payable, totaling approximately $1,173,000 with accrued interest. As part of the assignment, the latter party also assumed approximately $47,000 in accounts payable due from the Company to AI. The difference between the aggregate principal and interest on the assigned notes receivable after offset for the assumed accounts payable, and the aggregate principal and interest on the satisfied notes payable ($49,000) was reserved in anticipation of the assignment. Accrued interest of $110,786 is included in notes receivable at December 31, 2007.

(b) Note receivable from employee (who is not an executive officer) is due on demand and accrues interest at 5% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 9% per annum. Accrued interest of $12,151 and $8,896 is included in notes receivable at June 30, 2008 and December 31, 2007, respectively.

(c) On November 27, 2007, the Company loaned $45,000 to FastNet, Inc. (“FastNet”), a supplier to the Company. The loan accrues interest at 12% per annum. The loan is collateralized by assets of FastNet, and guaranteed by the majority shareholder of FastNet, and was due on January 31, 2008. In May 2008, the Company hired FastNet’s majority shareholder as its Vice President of Engineering. Contemporaneously with his hiring, the Company and the majority shareholder of FastNet entered an agreement for forgiveness of the note over time provided that he does not terminate his employment with the Company (and is not terminated by the Company for cause) during that period. Beginning June 1, 2008, 1/12 of the balance of principal and accrued interest as of May 1, 2008 will be forgiven monthly (i.e., $3,941 per month) until the note has been satisfied in full. The forgiveness of the note receivable is recorded as a charge to selling, general and administrative expense in the statement of operations. In addition, the interest accrued in the prior month will be forgiven. Principal and interest in arrears bear interest at 18% per annum. Accrued interest of $2,509 and $503 is included in notes receivable at June 30, 2008 and December 31, 2007, respectively.

(d) Note receivable from employee (who is not an executive officer) is due on demand and accrues interest at 8% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 12% per annum. Accrued interest of $506 is included in notes receivable at June 30, 2008.

(e) Note receivable from employee (who is not an executive officer) is due on demand and accrues interest at 5% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 9% per annum. Accrued interest of $173 is included in notes receivable at June 30, 2008.

Note 7 - Notes Payable (including Notes Payable to Shareholder)

Notes payable consists of the following:
	June 30,	December 31,
	2008	2007
(A) Demand notes	$-	$1,000,000
(B) Demand notes	400,000	400,000
Accrued interest	52,471	141,618
	$452,471	$1,541,618

(C) Promissory note payable to TKV	$3,625,000	$4,250,000
(D) Promissory note to shareholder	75,130	75,130
Accrued interest	222,929	91,557
	$3,923,059	$4,416,687

(A) On various dates between November 28, 2006 and March 15, 2007, the Company received loan proceeds in the aggregate amount of $1,000,000. These loans were unsecured and due on demand, and bore interest at a non-default rate of 12% per annum. In connection with the settlement of litigation described in Note 11, effective June 30, 2008 the Company assigned certain notes receivable that the Company held (as described in Note 6 above), having an aggregate principal balance of $1,095,283, to the holder of these notes payable in full satisfaction of the notes payable (including accrued interest). As part of that assignment, the holder of the notes payable also assumed approximately $47,000 in accounts payable due from the Company to AI. Interest of $113,081 is included in notes payable at December 31, 2007; all interest on the notes was satisfied in the foregoing assignment as of June 30, 2008.

(B) During the period May 4, 2007 through August 24, 2007, the Company received loan proceeds totaling $400,000. The notes are unsecured and accrue interest at the rate of 12% per annum. Any payment of principal and interest in arrears bears interest at 30% per annum. Accrued interest of $52,471 and $28,537 is included in loans payable at June 30, 2008 and December 31, 2007, respectively.

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

Accrued interest of $200,348 and $73,472 is included in promissory notes payable at June 30, 2008 and December 31, 2007, respectively.

(D) During 2006, the Company received loan proceeds from an officer and shareholder of the Company totaling $170,130. The amount was due under an unsecured promissory note payable to an officer of the Company on December 31, 2007 or upon an equity raise of $1 million, if earlier. The principal amount bears interest at 12% per annum. $95,000 of principal was repaid during 2007. Accrued interest of $22,581 and $18,085 is included in promissory notes payable at June 30, 2008 and December 31, 2007, respectively.

Note 8 - Convertible Notes Payable

During the period April 26, 2007 through May 18, 2007, the Company issued a series of convertible notes upon receiving cash proceeds aggregating $750,000. The notes are unsecured and initially were due upon the occurrence of either (i) the consummation of one or more related transactions pursuant to which no less than $15,000,000 of equity securities of the Company were sold for cash, or (ii) October 31, 2007. In late 2007, the Company reached an informal understanding with the holders that payment would be deferred at that date, and principal and interest are now due on demand.

The principal amount bears interest at 12% per annum. At any time that the principal and accrued interest remains outstanding, the lender of each note has the right to convert such principal and accrued interest into shares of the Company’s common stock at a rate of $0.50 per share, which was less than the fair value of the Company’s common stock on the date of issue. Accrued interest of $109,101 and $64,225 is included in convertible notes payable at June 30, 2008 and December 31, 2007, respectively.

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

Note 9 - Capital Stock

At June 30, 2008, the Company had 200,000,000 shares authorized, at a par value of $.001 per share, of which 103,069,105 shares were issued and outstanding.

2007 Private Placement Offering. Effective November 16, 2007, the Company conducted the initial closing of a sale of Units under a private placement (the “2007 Offering”). Each Unit in the 2007 Offering was sold at a price of $0.40 per Unit. Prior to the 2008 Private Placement Offering described below, each Unit (a “2007 Unit) consisted of (i) one (1) share of common stock, par value $.001 per share (“Common Stock”), and (ii) one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock at an exercise price of $0.65. Warrants are exercisable at any time through November 30, 2010. Also prior to the 2008 Private Placement Offering described below, if at any time after November 30, 2008 the closing price of the Common Stock exceeded $2.00 per share for 15 consecutive trading days and the average trading volume of the Common Stock exceeded 500,000 shares per trading day over the same period, the Company had the right to redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period. The warrants have been accounted for at fair value using the Black-Scholes option pricing model. The relative fair value assigned to the warrants issued was approximately $333,000, which is reported as a component of additional paid-in-capital within stockholders’ deficit.

In the initial closing of the 2007 Offering in November 2007, the Company issued 4,852,605 of the 2007 Units in exchange for a combination of $918,000 in cash, net of $102,000 of associated cash fees, and conversion of certain convertible notes totaling $921,000 in related principal and interest. The convertible notes exchanged were issued in July, September and October 2007 for gross proceeds of $900,000.

In the second and third closings of the 2007 Offering, both conducted in January 2008, the Company issued an aggregate of 10,312,500 of the 2007 Units in exchange for $4,125,000 in cash, net of $412,500 of associated cash fees. Of the total amount invested in the second and third closings, $3,405,000 had been received by the Company prior to December 31, 2007, and was recorded as “other liabilities” on the balance sheet at that date and the associated fees of $340,500 were paid prior to December 31, 2007 and recorded as prepaid expenses at that date and included in “other assets”; both such amounts were transferred to paid-in capital within stockholders’ deficit upon the second closing.

In addition to cash placement fees, designees of Falcon Capital, the Company’s placement agent, were issued an aggregate of 1,250,750 shares of Common Stock in connection with the sales of Units in the 2007 Offering.

The 2007 Units were offered and sold only to “accredited investors” (as such term is defined in Rule 501 promulgated under the Securities Act) in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Each investor executed a subscription agreement confirming its “accredited investor” status.

Subsequent to the 2007 Offering, each investor in the 2007 offering was issued an additional share of common stock for each share of common stock that was purchased under the 2007 Offering and the exercise price of the warrants issued under the 2007 Offering was reduced from $0.65 to $0.40. See 2008 Private Placement Offering described below.

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

2008 Private Placement Offering. Effective May 14, 2008, the Company closed on the sale of 3,150,000 Units in an initial closing under a private placement (the “2008 Offering”), in exchange for an aggregate of $1,152,000 in cash (net of $108,000 in associated cash placement fees). Effective June 10, 2008 the Company completed the sale of a final 50,000 Units in the 2008 Offering in exchange for $20,000 in cash. Each Unit in the 2008 Offering (a “2008 Unit) was sold at a price of $0.40 per Unit and consisted of (i) two (2) shares of Common Stock, and (ii) one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock at an exercise price of $0.40 (i.e., an aggregate of 6,400,000 shares of Common Stock and 3,200,000 Warrants). Warrants are exercisable at any time through April 30, 2011. At any time after April 30, 2009, if the closing price of the Common Stock exceeds $1.20 per share for 15 consecutive trading days and the average trading volume of the Common Stock has exceeded 500,000 shares per trading day over the same period, the Company may redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period. The Warrants have been accounted for at fair value using the Black-Scholes option pricing model. The relative fair value of the warrants issued was approximately $292,000, which is reported as a component of additional-paid-in-capital within stockholders equity. In addition to cash placement fees, designees of Falcon Capital, the Company’s placement agent, were issued an aggregate of 540,000 shares of Common Stock in connection with the sales of Units in the 2008 Offering.

The principal investors in the initial closing under the 2008 Offering, representing $1,080,000 of the gross amount invested, were also investors in the 2007 Offering. As a condition to the Company’s obtaining their investment in the 2008 Offering, the Company agreed to issue additional shares to each investor in the 2007 Offering that invested through the efforts of Falcon Capital Ltd. as placement agent, and to amend those investors’ Warrants issued in the 2007 Offering so as to effectively amend the economic terms of the 2007 Offering to be the same as those of the 2008 Offering. Specifically, the Company agreed to issue one (1) additional share of Common Stock for each share of Common Stock that each such investor purchased in the 2007 Offering, and to reduce the exercise price of the Warrants issued to each such investor in the 2007 Offering from $.65 to $.40. The Company revalued all warrants issued under the 2007 Private Placement Offering which resulted in a relative fair value of approximately $1,274,000, which is reported as a component of additional-paid-in-capital within stockholders equity. The Company also agreed to adjust the number of shares issued to Falcon Capital as placement agent to maintain the agreed-upon proportion of investor shares and placement fees paid in shares. As a consequence of this adjustment, contemporaneously with the initial closing of the 2008 Offering, the Company issued an additional 12,862,500 shares of Common Stock to investors with respect to the 2007 Offering, and an additional 1,250,750 shares of Common Stock to Falcon Capital with respect to the 2007 Offering.

Of the Units sold in the 2008 Offering, 500,000 Units (i.e., 1,000,000 shares of Common Stock plus 500,000 Warrants) were purchased by Brendan Reilly, the Company’s Chief Executive Officer, in exchange for $200,000 in cash. The 2008 Units purchased by Mr. Reilly were sold on the terms identical to the 2008 Units sold to other investors (although the Company did not pay any placement agent fees with respect to the investment by Mr. Reilly). Neither Mr. Reilly nor any of the Company’s other officers or directors were investors in the 2007 Offering; as a consequence, neither Mr. Reilly nor any other officer or director received any additional shares of Common Stock as a result of the adjustment of the 2007 Offering described in the preceding paragraph.

Note 10 - Stock Based Compensation

The Company’s stock option plan, adopted on September 13, 2007, allows the board of directors to grant incentives to employees, directors and consultants in the form of incentive stock options (ISOs); nonqualified stock options; stock appreciation rights (SARs); and restricted and unrestricted stock awards. Stock awards under the Company’s plan are granted at prices which are no less than the fair market price of the stock on the date of grant. ISO grants and SAR’s granted to ten percent shareholders, however, are issued at 110% of fair market value. Options granted under this plan can be time based or performance based options and vesting varies accordingly. Options under this plan expire ten years from the date of grant. Compensation expense recognized in the Statement of Operations during the three and six months ended June 30, 2008 amounted to $71,453 and $254,316, respectively.

The fair value of each option award granted is estimated on the date of grant, subject to remeasurement for non-employees, using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Six Months
Ended June 30, 2008
Expected life	2.5 – 3.5 years
Expected volatility	82.53%-121.21%
Risk-free interest rate	2.51%-2.90%
Dividend yield	0%

The expected life of options was estimated using the simplified method described in SAB 107, which is based on the vesting period and contractual term for each grant, or for each vesting-tranche for awards with graded vesting. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility pre-Merger was based on an index, and post-Merger is based on volatility of the Company’s stock. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the options. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The status of the Company’s stock option plan at June 30, 2008 is summarized as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Under Option	Exercise Price	Contractual
	(000’s)	per Share	Term in Years
Outstanding, January 1, 2008	10,605	$.52	4.54
Granted	1,520	$.21	4.83
Exercised	-	-	-
Canceled or Forfeited	1,768	$.58	-
Outstanding June 30,, 2008	10,357	$.47	4.18

On March 28, 2008, 520,000 stock options were granted. The weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $.13 per share. The options were immediately vested upon grant. On May 15, 2008, 1,000,000 stock options were issued. The weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $.14 per share. The options vest ratably over a three year period. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $.11 per share at June 30, 2008, which would have been received from the option holders had those option holders exercised their options as of that date.

The following table summarizes information about stock options outstanding at June 30, 2008:

		Weighted Average
	Number	Remaining	Number
	Outstanding	Contractual Life	Exercisable
Exercise Prices	(000’s)	(Years)	(000’s)
$.28	2,179	3.6	2,179
$.41	2,053	4.1	2,053
$.76	2,000	4.2	-
$.77	1,105	4.2	-

$.45	1,500	4.4	-
$.26	520	4.7	520
$.18	1,000	4.9	-

As of June 30, 2008, there was approximately $653,000 of total unrecognized compensation cost that remains to be amortized over the remaining vesting period.

Note 11 - Commitments and Contingencies

The Company presently leases approximately 1,200 square feet of office space in New Canaan, Connecticut for the Company’s headquarters under a lease that expires in October 2008. In addition, the Company leases 500 square feet of office space in Englewood, Colorado on a month to month basis and approximately 1,000 square feet in Alexandria, Virginia through January, 2009.

Rent expense charged to operations amounted to $50,800 and $102,600 for the three and six months ended June 30, 2008. There was no rent expense in the corresponding periods of 2007. Future minimum lease payments as of June 30, 2008 are approximately $55,000 in 2008.

On December 1, 2006, the Company entered into a contract for investor relations services; as amended, the contract requires payments of $2,500 per month and expires on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice.

On October 22, 2007, the Company entered into a contract for public relations services requiring the payment of $5,000 per month expiring on October 21, 2008. This commitment can be terminated by either party without penalty upon 60 days written notice.

On or about June 8, 2007, Aegis Industries, Inc., (a privately held Delaware Corporation) (“AI”) filed an action against Fortified, two of its directors and several other additional parties in the Second Judicial District Court, County of Washoe, State of Nevada (the “Court”), in which the plaintiffs alleged claims for (among other claims) breach of contract related to a non-binding letter of intent entered into by AI and Fortified in November 2006. That litigation remained pending at June 30, 2008. Subsequent to that date, by agreement with the plaintiffs, the Court has dismissed Fortified and its directors from the litigation (see Note 14).

In addition, the Company is involved in various claims in the ordinary course of business. The Company’s management believes that the amounts of such claims are not material and as such, no amounts have been accrued for legal matters in the accompanying financial statements as of June 30, 2008 and December 31, 2007.

Note 12 - Related Party Transactions

Management Fees. During the six months ended June 30, 2007, the Company paid management fees totaling $12,000 to a company controlled by a director and former officer of the Company. There were no such payments made in the six months ended June 30, 2008.

Note 13 – Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. There was no impact from the adoption of this standard on the Company’s financial position or results from operations.

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

Note 14 - Subsequent Events

As stated in Note 11, on June 30, 2008 Fortified and two of its directors were defendants in certain litigation brought by Aegis Industries, Inc., (a privately held Delaware Corporation) (“AI”) against Fortified, those directors and several additional parties in June 2007. Plaintiffs had alleged claims for, among others, breach of contract related to a non-binding letter of intent entered into by AI and Fortified in November 2006. By stipulation of the parties, the Court entered orders of dismissal, dismissing Fortified and each of its directors from the litigation as of July 18, 2008 and July 25, 2008 respectively. The dismissals did not include a legal release of the plaintiffs’ claims and were without prejudice to the right of the plaintiffs to re-assert the same claims in the future, but the Company has been given no reason to believe the plaintiffs intend to re-assert those or any other claims.

In July 2008, the Company formed a new subsidiary, Fortified International, Inc. (a Delaware corporation) (“Fortified International”), through which it intends to conduct its international sales operations in the future. Fortified International is in the process of establishing a branch in one foreign country. As of the date of filing of this report, Fortified International does not yet have any operations.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q as well as press releases and other information provided periodically in writing or verbally by our officers or our agents contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “estimate”, “may”, “would”, “could”, variations of those words, and similar expressions. These forward-looking statements, which are based on information available to us at this time, include statements regarding our expectations, beliefs, or intentions about the future with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, that they involve various risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this report on Form 10-Q entitled “Management’s Discussion and Analysis or Plan of Operation” or in Part II, Item 6 of our annual report on Form 10-K under the heading “Investment Considerations”. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. Our reports and filings are available from the SEC’s website (www.sec.gov) or from the investor page of our website (www.fortifiedholdings.com/investors). We undertake no obligation to update any forward-looking statement after the date when made, and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

We intend to build out – through internal development and through acquisition – additional products and services that enable emergency responders to more effectively perform their roles though enhanced information gathering, communications, situation management, and ultimately the ability to respond to those in need at time of crisis. Our business plan and intention includes seeking out and acquiring other companies with synergistic products that can be marketed to the Emergency Management and Response sector. We expect to give greatest consideration to acquisitions that will bring us additional product lines in the fields of mobile data communications; geospatial and sensor data management; and tactical power sources and power management. Additionally, the Company has established a new subsidiary to conduct its international sales operations and is in the process of establishing an international branch office for that subsidiary.

Our ability to conduct acquisitions, and to a lesser extent our ability to engage in internal product development, is dependent on our raising additional capital through one or more private placements of our common stock, as described below under “Liquidity and Capital Resources”. During the quarter ended June 30, 2008, we raised gross proceeds of $1.28 million in one such private placement (of which $200,000 was invested by one of our executive officers).

Prior to our acquisition of Z5 in September 2007, we had minimal operations, and consequently the acquisition of Z5 has been accounted for as a recapitalization of Z5. In this Report, unless the context indicates to the contrary, the term “we” includes the business operations of Z5 prior to its acquisition by Fortified.

Results of Operations for the Three and Six Month Periods Ended June 30, 2008
Compared to Results of Operations for the Three and Six Month Periods Ended June 30, 2007

Since inception, we have operated at a loss. In early 2006, we were primarily engaged in organizational activity including product development, negotiating vendor contracts, engaging and developing our initial customer base, and recruiting and managing staff. Our first products shipped in the third calendar quarter of 2006, to the City of New Orleans Police Department, and sales of military products began during the fourth calendar quarter of 2006. Total sales for 2006 were approximately $671,000. During 2007 we returned our focus to the development and release of next generation products to correct performance and reliability issues. Those efforts were further delayed during 2007 while we worked to complete Fortified’s acquisition of Z5 and obtain funding necessary for our operations. Consequently, sales during 2007 were limited, totaling approximately $156,000 for the year. We resumed our sales efforts near the end of 2007. Recognized revenues remain low during the first six months of 2008 due to the current stage of our business. As a corollary, the relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein are not reflective of the relationships between those figures that we expect in the future once we achieve a higher volume of sales.

Sales. Our sales during the quarter ended June 30, 2008 were approximately $119,000, and our sales during the six months ended June 30, 2008 were approximately $260,000. Portions of the revenue in both periods – particularly in the first three months of 2008 – consisted of revenue that was deferred in 2007 and subsequently recognized in the current period, and correspondingly revenue was reduced by amounts required to be deferred and recognized only in subsequent periods. On a pro forma basis excluding recognition of those previously-deferred amounts and excluding the effect of those revenue deferrals, revenue during the quarter ended March 31, 2008 would have been $96,000 and revenue during the quarter ended June 30, 2008 would have been $137,000.

In contrast, we recorded zero sales during the corresponding three month period of 2007, and we recorded $59,000 in sales during the corresponding six month period of 2007. The sales for the first six months of 2008 also exceeded, by 67%, the sales recorded during the full 2007 calendar year. As noted above, sales during 2007 were constrained due to product redesign efforts, which caused shipments to be halted during the first quarter of the year and which were not resumed until late in the year. We believe that we have corrected all identified technical problems, including transitioning to new suppliers where necessary, and that we are currently positioned to ship product in commercial quantities to address demand from customers as orders are received. We do not believe inflation was a material factor in the increase in our sales between the 2007 and 2008 periods.

Gross Profit and Margin. Our cost of goods sold consists primarily of direct costs of the manufactured units. Gross profit for the quarter ended June 30, 2008 was approximately $30,000, representing a gross margin of 25%. Gross profit for the six month period ended June 30, 2008 was approximately $96,000, representing a gross margin of 37%. The reduction in gross margin from the first quarter to the second quarter of this year reflects adjustments in the way we defer revenue on service contracts. Currently, while our sales volumes remain low, our percentage margin may be subject to wide fluctuations depending on product mix and other factors; we believe that once our volumes reach higher levels the percentage margin will be less susceptible to change based on individual sales transactions and will stabilize modestly above the levels recorded in the first six months of 2008.

Because we recorded zero sales in the corresponding quarter of 2007, gross profit during that period was also zero. Gross profit for the six month period of this year constitutes an increase of approximately $72,000, or 291%, over the gross profit of approximately $25,000 recorded in the first six months of 2007. The substantial increase in gross profit is a consequence of the increase in total sales volume during the period, offset in part by a decline in gross margin, down from the 42% margin recorded in the 2007 period.

Operating Expense. We recorded total operating expense of approximately $864,000 for the quarter ended June 30, 2008. This figure represents a reduction of $330,000 from the operating expense recorded in the first three months of 2008. We undertook significant steps during the most recent quarter to reduce our operating expenses and conserve cash while we work to build our sales to a sustainable level. These steps included elimination of a number of personnel positions, temporary reductions in the compensation paid to certain other employees (including our CEO, who is currently not receiving any salary, and certain other senior officers), and significant curtailment of research and development efforts. Those reductions were undertaken at various points during the quarter, and ongoing operating expense levels as of the close of the quarter were lower than the average over the full three months of the quarter.

The operating expense for the current-year quarter represents an increase of $190,000 or 28% over the levels recorded in the corresponding three-month period of 2007. Of this total, the greatest increase was in professional, legal and consulting fees (all classified as “Professional and Consulting fees”), which increased by $105,000 from a figure of less than $1,000 recorded in the second quarter of 2007. A significant portion of the increase was attributable to the residual legal and accounting costs associated with our first audit and first Form 10-KSB annual report as a operating company (as opposed to Fortified’s shell company status prior to the September 2007 acquisition of Z5) and similar costs associated with filing a Form 10-Q as an operating company (again, as opposed to Fortified’s shell company status in the prior year).

Selling, General & Administrative costs also increased in gross dollar terms from the year-earlier period, from approximately $554,000 to $632,000, an increase of $78,000, although on a percentage basis that increase was far less significant than the increase in professional, legal and consulting fees. Moreover, $29,000 of that increase consisted of non-cash expense related to option grants, which totaled $71,000 during the period; excluding that option grant expense, SG&A expenses rose only $49,000 or 10% between the two periods. Research and development expense also increased slightly between the two periods, from $120,000 in the 2007 period to $127,000 in the 2008 period (and increase of $7,000 or 6%)

For the six months ended June 30, 2008, total operating expense was approximately $2,059,000. This figure represents an increase of approximately $1,129,000 or 121% over the operating expense recorded in the corresponding period of 2007. As with the three month periods, the most significant cause of the increase on percentage terms was the increase in professional, legal and consulting fees, which increased by $301,000 (or 575%) from $52,000 in the 2007 period. Additionally, Selling, General & Administrative costs increased significantly in gross dollar terms from the year-earlier period (from approximately $680,000 to $1,352,000, an increase of $672,000), although on a percentage basis that increase was not as significant as the increase in professional, legal and consulting fees. The majority of the increased SG&A expense reflects the significant increases in almost all aspects of the Company’s operations relative to the first quarter of 2007, when the Company (i.e., Z5 at the time) was still operating largely as a start-up business. These increases include a substantial increase in personnel: at March 31, 2007 Z5 had only three full-time-equivalent personnel (FTEs); in contrast, the Company had 13 FTEs at June 30, 2008. These changes in personnel also resulted in corresponding changes in travel costs, office costs and other ordinary-course operating expenses.

The Company issues stock options to employees and non-employees. Fair value of the options for non-employees is remeasured at each reporting date and compensation expense being amortized is adjusted accordingly. The aggregate non-cash compensation expense to be recognized in the future for awards issued to employees is approximately $653,000, which will be recognized through 2011. We expect to continue issuing stock options as an important component of incentive compensation. Stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

Research & Development costs also increased significantly in gross dollar terms (from approximately $198,000 to $353,000, an increase of $155,000 or 78%). During the 2008 period, our increase in R&D expense was due in part to our costs of developing and improving our VantagePointTM software, while continuing to improve our NomadTM product line and related peripheral devices. In the 2007 period, our costs related almost entirely to developing and improving the NomadTM product line.

Interest Expense. During the quarter ended June 30, 2008, interest expense (net) increased to approximately $79,000 from $5,000 in the corresponding period of 2007, and for or the six month period ended June 30, 2008, interest expense (net) increased to approximately $196,000 from $10,000 in the corresponding period of 2007. These increases reflects a significant increase in borrowing over the course of 2007, as we conducted multiple bridge note borrowings in order to fund operations prior to the closing of the acquisition of Z5 and thereafter until we received proceeds from the equity offerings conducted in the fourth quarter of 2007 and in 2008. A portion of those borrowings remain outstanding currently. In addition, we issued a $5.0 million promissory note in September 2007 as part of the consideration paid for our acquisition of Z5. A principal balance of $3.625 million remained outstanding on that Note as of June 30, 2008. Although no interest has been paid in cash on that Note, interest expense has been accrued.

Interest income for the six-month period includes interest in the amount of $62,000 accrued (but not received in cash) on $1,095,000 of notes receivable, and interest expense for the six-month period includes interest in the amount of $68,000 accrued (but not paid in cash) on $1,000,000 of notes payable, which were exchanged effective June 30, 2008 in satisfaction of those notes payable. The exchange of these notes will eliminate those sources of both interest income and interest expense in future periods.

Liquidity and Capital Resources

Cash. At June 30, 2008, we had approximately $713,000 in cash and cash equivalents. This figure represents a net reduction in cash of approximately $280,000 during the quarter and a reduction of approximately $1,123,000 during the first six months of 2008, down from approximately $993,000 at March 31, 2008 and approximately $1,835,000 at December 31, 2007. In comparison, at June 30, 2007, cash and cash equivalents were approximately $131,000.

For the six months ended June 30, 2008, our operating activities used approximately $2,289,000 of cash, compared to only approximately $392,000 of cash used in operating activities during the corresponding period of 2007. Primary uses of cash during the 2008 period included cash costs associated with cash based operating expenses outlined above and with reductions of accounts payable, accrued expenses and other current liabilities totaling $595,000. The net loss was offset in part by non-cash expense associated with stock-based compensation and interest expense that was accrued but not paid in cash during the period. During the 2007 period, operating cash flows reflected a net loss of approximately $915,000 plus an increase in inventory of $290,000, which were largely offset by a significant net increase in accounts payable and accrued expenses of $499,000 and net decrease (through collections) of accounts receivable of $225,000.

Cash used in investing activities during both the 2008 period and the 2007 period were primarily comprised of relatively small increases in notes receivable from employees and, in the case of 2007, a relatively small increase in fixed assets.

Cash flows from financing activities provided a net of $1,195,000 during the six month period ended June 30, 2008, reflecting net proceeds of a private placements of our common stock during the period yielding an aggregate $1,820,000, offset by $625,000 in repayment of notes payable. During the corresponding period of 2007, financing activities yielded $432,000 (net) from the issuance of notes payable.

Notes Payable and Notes Receivable. Upon the Merger with Z5 in September 2007, the Company issued a promissory note for $5,000,000 to TKV, as the sole member of Z5 (the “TKV Note”). The TKV Note is guaranteed by our operating subsidiary, Fortified DataCom, and is secured by substantially all of Fortified DataCom’s assets. Under the TKV Note’s original terms, principal was payable in several installments, with the final installment due March 31, 2008. Due to our inability to pay all of the installments when due, the TKV Note has been amended three times to extend the payment dates. Under the latest amendment, entered into on May 14, 2008, the balance of $3,625,000 remaining outstanding at the date of balance sheet in this report will come due on various dates between July 1, 2008 and July 1, 2009, as follows:

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

We made the payment due on July 1, 2008 with our existing cash resources, and had $588,000 in cash remaining after that payment. Our ability to make the payments due on November 1, 2008 and thereafter remain dependent on how rapidly we are able to execute on our sales efforts and, potentially, on our ability to raise additional outside funding. If we are unable to generate sufficient cash through a combination of our sales and outside funding prior to each of those due dates, we anticipate that we would be required to negotiate with TKV to amend the Note again to extend the due date for some or all of the remaining principal and for the accrued interest. However, TKV is under no obligation to agree to such an extension; moreover, it is possible that (unlike the previous three amendments) TKV could impose additional requirements as a condition to such an extension, such as but not limited to an increase in the interest rate or payment of some separate consideration. As noted above, the TKV Note is guaranteed by our operating subsidiary, Fortified Data Communications, Inc., and is secured by substantially all of the assets of Fortified Data Communications. If TKV were to foreclose on that security interest, we would likely be forced to seek bankruptcy protection or cease operations.

In conjunction with the recapitalization of the Company in September 2007, the Company assumed demand and convertible notes payable from lenders, and acquired several notes receivable from Aegis Industries, Inc. (“AI”) a Delaware corporation previously under a Letter of Intent to merge with Fortified prior to the Merger with Z5. Total principal under the notes payable amounted to $2,850,000, of which $1,095,000 was loaned to AI. As more fully described in Notes 6 and 7 to the financial statements included in this Form 10-Q, the notes receivable from AI have been assigned to a lender in repayment of $1,000,000 in principal amount of the demand notes and an additional $900,000 of the notes payable have been converted to equity. Following the foregoing assignment and conversions, an aggregate of $1,150,000 of such notes remained outstanding at June 30, 2008. Of these notes, one note in the principal amount of $50,000 has been repaid since that date.

During 2006, the Company issued a $170,130 note payable to an affiliate, due December 31, 2007, in consideration of funds loaned to the Company. $95,000 of that note was repaid during 2007, and the balance remains outstanding.

Liquidity. As noted above, as of June 30, 2008, we had approximately $713,000 in cash and cash equivalents. We generated a net loss (including non-cash items) of approximately $913,000 during the quarter ended June 30, 2008. While smaller than the net loss of $1,245,000 recorded during the quarter ended March 31, 2008, the loss during the current period remains substantial. Excluding non-cash items, we used $813,000 of net cash in operating activities during the quarter. Like the net loss which includes non-cash items, the foregoing cash-based figure reflects a significant contraction from the $1,475,000 in net cash used in operations during the first quarter of 2008, but it remains substantial. Approximately 67% of that net cash loss was offset by financing activity conducted during the quarter (net proceeds of the common stock private placement completed in May 2008, reduced by promissory note repayments), but even after that financing activity our total cash resources declined by $280,000 during the quarter.

The foregoing reductions between the first quarter and the second quarter of 2008 in both our net loss and our cash loss reflect numerous and material cost reductions that we have made from late in the first quarter through the present time in an effort to reduce our cost structure and thereby preserve our remaining cash resources. We undertook those steps in the expectation that our sales were developing within a timeframe that would enable us to generate material revenues and cashflow from operations by the third calendar quarter of 2008, and to begin generating sufficient cashflow from operations to cover our operating costs (as reduced by those cost-cutting actions) by the fourth calendar quarter of 2008. As discussed in the following paragraphs, we no longer believe that our sales will grow sufficiently to enable us to cover our operating costs, even with those reductions, prior to the time we exhaust our existing cash resources. As a consequence, there is now substantial doubt regarding our ability to continue to operate as a going concern.

Since December 31, 2007, we have received contracts and orders in excess of $2,500,000. As expected, the larger contracts included in that figure were scheduled to result in product deliveries only over an extended period. Nonetheless, it had been management’s belief that the delivery schedule under these contracts and additional sales contracts anticipated in the near future would enable the Company to generate revenue from operations adequate to cover ongoing expenses prior to the time that we exhaust our existing cash resources. However, there have subsequently occurred a variety of factors that have caused further, unanticipated delays in product deliveries (such as delays in subcontracts being issued by prime contractors, and third-party protests of government contracts awarded to us). As a consequence of the delay in product deliveries beyond the timeframe previously anticipated, and the resultant delay in anticipated collections from customers, there is now substantial doubt regarding our ability to continue to operate using only our existing capital resources.

We are now pursuing a variety of alternatives, including seeking to raise additional capital (either equity, debt or a hybrid), a sale of some or all of our existing operations to raise cash, or a sale of the Company as a whole. As described elsewhere in this report, we raised approximately $1.28 million (net of cash fees) from a private placement of our equity in May 2008. (Our CEO participated in this private placement, investing $200,000 of the total.) The equity sold in that placement was priced at $.20 per share (if no value is ascribed to the warrants included in the placement). Since that time, however, the market price of our stock has fluctuated dramatically; on August 13, 2008, our shares closed at $.09 in Over-the-Counter trading, after reaching a low of $.03 in July 2008. Our ability to raise additional capital through sales of equity or equity-linked securities such as convertible debt is likely to be limited while our stock price remains in its current range, and in all events any sale of equity or equity-linked securities with the stock price in its current range would be significantly dilutive to existing holders.

In addition to efforts to raise additional capital, we are simultaneously pursuing strategic alternatives to continuing our business in its current form as an independent company. Such alternatives could include a sale of a limited portion of our operations (such as the intellectual property for our software), a sale of our operations as a whole, or a merger of the Company with another business having greater financial resources. We are currently engaged in preliminary discussions regarding such strategic transactions, but no definitive agreements have yet been executed.

It should be noted that, in the event of any such sale, it is likely we would be obligated to satisfy our existing liabilities before any consideration became available for distribution to our stockholders. At June 30, 2008, we had $5,574,000 in total liabilities, principally in the form of notes payable. Moreover, the largest of those notes payable, the TKV Note, is secured by substantially all of the assets of our operating subsidiary, which provides the lender under the TKV Note a claim to those assets or their proceeds ahead of the claims of other creditors and ahead of the rights of the company’s stockholders.

While, as stated above, the Company is undertaking significant efforts either to obtain sufficient capital to continue its operations or to engage in a strategic transaction with a third party, there can be no assurance that we will succeed in achieving either of these objectives. For this reason, there is a substantial risk that we will be forced to cease operations in the near future.

Capital Expenditures

There were no capital expenditures in the six months ended June 30, 2008. Capital expenditures in the corresponding period of 2007 totaled $35,000. We anticipate keeping capital expenditure costs to a minimum until the Company turns cash flow positive.

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue may be subject to fluctuation due to government and commercial purchasing cycles. In particular, the U.S. Government’s fiscal year ends on September 30 of each year. Certain of our current sales contracts and orders with anticipated delivery dates in the next 90 days are with U.S. Government entities, and delivery may be required by the customer either before, or after, September 30. Our ability to meet these deadlines could have an impact on our successful delivery under those contracts.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the fair value option to any of our financial instruments.

Use of Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. The Company’s most significant estimates include assessing the collectability of accounts receivable and notes receivable, the use and recoverability of inventory, determining the fair value of stock-based awards, useful lives of depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective due to the fact that we lack sufficient internal accounting personnel and segregation of duties necessary to ensure that an adequate review of the financial statements and notes thereto is performed and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, all in a manner that allows timely decisions regarding required disclosure. We are undertaking planning and actions to provide effective disclosure controls and procedures in the future.

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

There were no changes in our internal controls over financial reporting that would significantly affect internal controls over financial reporting during the quarter ended June 30, 2008.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about June 8, 2007, Aegis Industries, Inc., (a privately held Delaware Corporation) (“AI”) filed an action against Fortified, two of its directors and several other additional parties in the Second Judicial District Court, County of Washoe, State of Nevada. Plaintiffs alleged claims for, among other claims, breach of contract related to a non-binding letter of intent entered into by AI and Fortified in November 2006.

By stipulation of the parties, the Court entered an order dismissing Fortified from the litigation as of July 18, 2008, and a separate Order dismissing its two directors from the litigation as of July 25, 2008. The dismissals did not include a legal release of the plaintiffs’ claims and were without prejudice to the right of the plaintiffs to re-assert the same claims in the future, but we have not been given any reason to believe the plaintiffs intend to re-assert those or any other claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed (as a subsequent event) in our Form 10-Q for the period ended March 31, 2008, we conducted a private placement of Units (as defined below) under which an initial closing occurred on May 14, 2008. The transaction was referred to in that filing as the “2008 Offering”. Effective June 10, 2008 we completed the sale of a final 50,000 Units in the 2008 Offering. The Units were sold at a price of $.40 per Unit. Each Unit consisted of two (2) shares of our Common Stock together with a warrant to purchase one (1) additional share of Common Stock at an exercise price of $.40 (i.e., 100,000 shares of Common Stock and 50,000 Warrants in the final closing, and a total of 6,400,000 shares of Common Stock and 3,200,000 Warrants in the initial closing and the final closing taken together). Warrants are exercisable at any time through April 30, 2011. At any time after April 30, 2009, if the closing price of the Common Stock exceeds $1.20 per share for 15 consecutive trading days and the average trading volume of the Common Stock has exceeded 500,000 shares per trading day over the same period, the Company may redeem the Warrants 60 days after notice to the Warrant holders, and Warrants not exercised within that 60 day period will be redeemed at a redemption price of $0.001 per Warrant share. In that event, a Warrant holder desiring to exercise its Warrant will have the opportunity to do so within that 60 day period. The Units were offered and sold only to “accredited investors” (as such term is defined in Rule 501 promulgated under the Securities Act) in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Each investor executed a subscription agreement confirming its “accredited investor” status.

Designees of Falcon Capital, the Company’s placement agent, were issued an additional 10,000 shares of Common Stock in connection with the foregoing final closing. Additionally, as discussed in our Form 10-Q for the period ended March 31, 2008, as a condition to the Company’s obtaining the investors’ subscriptions in the 2008 Offering the Company agreed to issue additional shares to all of the investors in its 2007 Offering who invested through Falcon Capital and to make certain amendments to the Warrants issued to those investors in the 2007 Offering. Our engagement agreement with Falcon Capital provided for it (or its designees) to be issued a number of shares of Common Stock as equity placement fees based on the number of shares of Common Stock issued to investors in the 2007 Offering. In connection with the foregoing adjustment of the shares issued to the investors, we also issued an additional 1,250,750 shares of Common Stock to designees of Falcon Capital as an adjustment to its equity placement fees.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

ITEM 5. OTHER INFORMATION.

There have been no changes made during the quarter ended June 30, 2008 to the method by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

2.1	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.
2.2	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 3, 2007.
2.3	Letter Agreement, incorporated by reference to Exhibit 2.2 on Form 8-K filed September 19, 2007.
3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.
3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.
31.1	Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 14, 2008. FILED HEREWITH.
31.2	Certification of Fortified Holdings Corp. Chief Financial Officer Kirk Hanson, required by Rule 13a-14(a) or Rule 15d- 14(a), dated August 14, 2008. FILED HEREWITH.
32.1

Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated August 14, 2008. FILED HEREWITH.

32.2

Certification of Fortified Holdings Corp. Chief Financial Officer, Kirk Hanson, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated August 14, 2008. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008

FORTIFIED HOLDINGS CORP.

By:	/s/ Brendan Reilly
Brendan Reilly
Chief Executive Officer

By:	/s/ Kirk Hanson
Kirk Hanson
Chief Financial Officer