Form 10KSB/A
period 2007-12-31
Fortified Holdings Corp.
filed 2008-10-31
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB /A
Amendment No. 1

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

83,268,864 shares of common stock as at March 31, 2008

Explanatory Note

           Fortified Holdings Corp. (the "Registrant," "we," "us" or "our") is filing this Amendment No. 1 to Form 10-KSB solely to amend the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on April 15, 2008 (the "Original Filing") to:

           (i)  revise the Independent Auditors’ Report of O’Connor Davies Munns & Dobbins, LLP contained in Part II, Item 7 of the Original Filing to make reference to the standards of the Public Company Accounting Oversight Board;

          (ii)  revise our report on disclosure controls and procedures contained in Part II, Item 8A of the Original Filing to clearly and unequivocally state that our disclosure controls and procedures were not effective as of December 31, 2007; and

           (iii)  revise the certifications contained in Exhibits 31.1 and 31.2 to the Original Filing, to include the introductory language of paragraph 4 as set forth in Item 601(b)(31) of Regulation S-B.

Except as set forth above, this Amendment No. 1 to Form 10-KSB does not modify, amend or update in any way any other item or disclosure in the Original Filing.  The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

/s/ Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
April 14, 2008

Independent Auditors’ Report

To the Members of
Z5 Technologies, LLC

We have audited the accompanying balance sheets of Z5 Technologies, LLC as of December 31, 2006 and 2005, and the related statements of income and member’s equity (deficiency), and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 5 to the financial statements, Z5 Technologies, LLC is related to several other companies and individuals through common ownership. Z5 Technologies, LLC has entered into numerous and recurring business transactions with these related companies and individuals during the year ended December 31, 2006. These transactions include both written and unwritten arrangements for working capital and other financing, sales facilitation, and general management, occupancy and other cost sharing arrangements. If these transactions were entered into with unrelated parties, terms and conditions of the underlying arrangements may have been different than those entered into with related parties, and those differences may have had a material impact on the financial position of the Company at December 31, 2006 and 2005 and the operations of the Company for the year ended December 31, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z5 Technologies, LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

On or about June 8, 2007, Aegis Industries, Inc., (a privately held Delaware corporation) (“AI”) filed an action against Fortified, two of its directors and several other additional parties in the Second Judicial District Court, County of Washoe, State of Nevada.  The plaintiffs alleged claims for, among other claims, breach of contract related to a non-binding letter of intent entered into between AI and Fortified in November 2006.

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

ITEM 8A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.  Based on the evaluation, management concluded that it did not have effective disclosure controls and procedures as of December 31, 2007, due to the effect of the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

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

As evidenced by the material weaknesses described below, we determined that entity-level controls related to the control environment and control activities did not operate effectively resulting in material weaknesses in each of these respective COSO components.  The deficiency in each of these individual COSO components represents a separate material weakness.  These material weaknesses contributed to an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected .

The Company is a non-accelerated filer.  Accordingly, while this annual report does not require an attestation report by the registered public accounting firm regarding internal control over financial reporting, management is required to assess and report on its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2007.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.  The Company was a shell company until September, 2007. Subsequently, management began to design and implement internal controls as required under the Sarbanes-Oxley Act of 2002.

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

ITEM 13: EXHIBITS

Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Merger Agreement with Z5, incorporated by reference to Exhibit 2.1 on Form 8-K filed June 7, 2007.

2.2	Letter Agreement, incorporated by reference to Exhibit 2.2 on Form 8-K filed September 19, 2007.

3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

3.3	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

3.4	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 3, 2007.

10.1	Registration Rights Agreement by and between Fortified Holdings Corp. and Thomas Keenan Ventures, LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.1 to the Form 8-K filed September 19, 2007.

10.2	Promissory Note payable to Thomas Keenan Ventures LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.2 to the Form 8-K filed September 19, 2007.

10.3	Continuing Guaranty Agreement of Fortified Data Communications, Inc. in favor of Thomas Keenan Ventures, LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.3 to the Form 8-K filed September 19, 2007.

10.4	Security Agreement between Fortified Data Communications, Inc. and Thomas Keenan Ventures, LLC, dated September 13, 2007, incorporated by reference from Exhibit 10.4 to the Form 8-K filed September 19, 2007.

10.5	Standby Financing Commitment Agreement by and between Clarus Capital Limited and Fortified Holdings Corp., dated September 11, 2007, incorporated by reference from Exhibit 10.5 to the Form 8-K filed September 19, 2007.

10.6	Employment Agreement with Brendan Reilly, incorporated by reference from Exhibit 10.6 to the Form 8-K filed September 19, 2007.

10.7	Employment Agreement with Brendan Reilly, incorporated by reference from Exhibit 10.7 to the Form 8-K filed September 19, 2007.

10.8	Employment Agreement with Steven Cooper, incorporated by reference to Exhibit 10.8 to the Form 10-KSB filed on April 15, 2008

16.1	Letter on change in Certifying Accountants, incorporated by reference from Exhibit 16.1 to the Form 8-K filed September 19, 2007.

23.1	Consent of Independent Certified Public Accountants (O’Conner Davies Munns & Dobbins, LLP), FILED HEREWITH.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), FILED HEREWITH.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), FILED HEREWITH.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

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

Fortified Holdings Corp.

BY:
Name: /s/ Brendan T. Reilly
Title: Chief Executive Officer

Date: October 31, 2008

BY:
Name: /s/ Kirk Hanson
Title: Chief Financial Officer

Date: October 31, 2008