Form 10-Q/A
period 2008-06-30
Fortified Holdings Corp.
filed 2008-10-31
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

       Fortified Holdings Corp. (the “Registrant,” “we,” “us” or “our”) is filing this Amendment No. 1 to Form 10-Q solely to amend the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Filing”) to: (i) revise the certifications contained in Exhibits 31.1 and 31.2 to the Original Filing, (ii) include the introductory language of paragraph 4 as set forth in Item 601(b)(31) of Regulation S-B, and (iii) and include additional disclosures in Item 4 with respect to disclosure controls and procedures.

       Except as set forth above, this Amendment No. 1 to Form 10-Q does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

In connection with the preparation and filing of this Quarterly Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.  Based on the evaluation, management concluded that it did not have effective disclosure controls and procedures as of June 30, 2008, due to the effect of the material weaknesses described below (as similarly incorporated in our Form 10-KSB/A for the period ended December 31, 2007).

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

The Company is a non-accelerated filer.  Accordingly, while this quarterly report does not require an attestation report by the registered public accounting firm regarding internal control over financial reporting, management is required to assess and report on its evaluation of the effectiveness of internal controls over financial reporting as of June 30, 2008.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.  The Company was a shell company until September, 2007. Subsequently, management began to design and implement internal controls as required under the Sarbanes-Oxley Act of 2002.

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

Because of the material weaknesses described above, management believes that, as of June 30, 2008 , we did not maintain effective internal control over financial reporting based on the COSO criteria. Nevertheless, management believes that the consolidated financial statements in this Annual Report on Form 10- Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the United States of America.

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

ITEM 6. EXHIBITS.

No.	Description of Exhibit

2.1	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.
2.2	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 3, 2007.
2.3	Letter Agreement, incorporated by reference to Exhibit 2.2 on Form 8-K filed September 19, 2007.
3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.
3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.
31.1	Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(a) or Rule 15d-14(a), dated October 31, 2008. FILED HEREWITH.
31.2	Certification of Fortified Holdings Corp. Chief Financial Officer Kirk Hanson, required by Rule 13a-14(a) or Rule 15d- 14(a), dated October 31, 2008. FILED HEREWITH.
32.1

Certification of Fortified Holdings Corp. Chief Executive Officer, Brendan Reilly, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated October 31, 2008. Filed herewith

32.2

Certification of Fortified Holdings Corp. Chief Financial Officer, Kirk Hanson, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated October 31, 2008.Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2008

FORTIFIED HOLDINGS CORP.

By:	/s/ Brendan Reilly
Brendan Reilly
Chief Executive Officer

By:	/s/ Kirk Hanson
Kirk Hanson
Chief Financial Officer