Form 10-Q
period 2008-09-30
Fortified Holdings Corp.
filed 2008-11-19
CIK 1316578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes [   ]    No [X]

As of November 19, 2008, the registrant had outstanding 173,395,738 shares of common stock, par value $0.001 per share, of which there is only a single class.

FORTIFIED HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$8,793	$1,835,509
Accounts receivable	54,777	107,447
Inventories, net	151,332	190,408
Notes receivable, net	204,536	1,343,415
Prepaid expenses and other current assets	31,394	25,316
Total current assets	450,832	3,502,095

Property and equipment, net	53,561	92,016
Other assets	-	340,500
Total assets	$504,393	$3,934,611

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$335,366	$889,171
Demand notes payable	549,014	1,541,618
Convertible notes payable	830,899	814,225
Term notes payable	3,875,071	4,416,687
Other current liabilities	30,099	92,616
Total current liabilities	5,620,449	7,754,317
Other liabilities	-	3,405,000
Total liabilities	5,620,449	11,159,317
Commitments and contingencies (Note 11)

Stockholders' Deficit

Common stock, par value $.001 per share;
200,000,000 shares authorized
103,069,105 shares issued and outstanding at
September 30, 2008; 60,707,605 issued and
outstanding at December 31, 2007	103,070	60,708
Additional paid-in capital	8,133,642	3,043,428
Accumulated deficit	(13,352,768)	(10,328,842)
Total stockholders' deficit	(5,116,056)	(7,224,706)
Total liabilities and stockholders' deficit	$504,393	$3,934,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$88,451	$25,054	$348,486	$84,249
Cost of sales	37,576	208,330	201,304	242,922
Gross profit	50,875	(183,276)	147,182	(158,673)

Operating expenses:
Research and development	172,610	133,977	526,066	331,652
Selling, general and administrative	544,920	932,222	1,896,509	1,611,920
Professional and consulting fees	118,403	468,723	472,069	521,099
Total operating expenses	835,933	1,534,922	2,894,644	2,464,671

Loss from operations	(785,058)	(1,718,198)	(2,747,462)	(2,623,344)

Other income and expenses:
Interest income	3,153	11,502	72,335	14,569
Interest expense	(83,838)	(91,062)	(348,799)	(103,992)
Loss before provision for income taxes	(865,743)	(1,797,758)	(3,023,926)	(2,712,767)
Provision for income taxes	-	-	-	-
Net loss	$(865,743)	$(1,797,758)	$(3,023,926)	$(2,712,767)

Basic and diluted net loss per share	$(0.01)	$(0.12)	$(0.03)	$(0.33)

Basic and diluted weighted average
number of shares outstanding	103,069,105	14,452,747	91,100,266	8,162,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	60,707,605	$60,708	$3,043,428	$(10,328,842)	$(7,224,706)

Additional shares issued in
connection with reverse merger	10,000,000	10,000	(10,000)		-

Issuance of stock for cash, net	29,575,000	29,575	4,854,925		4,884,500

Employee stock based compensation			196,043		196,043

Non employee stock based
compensation			52,033		52,033

Fee paid in stock	2,786,500	2,787	(2,787)		-

Net loss				(3,023,926)	(3,023,926)

Balance, September 30, 2008	103,069,105	$103,070	$8,133,642	$(13,352,768)	$(5,116,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTIFIED HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(3,023,926)	$(2,712,767)
Adjustments to reconcile net loss to
net cash used in operating activities:

Depreciation and amortization	40,696	16,576
Stock based compensation	248,076	816,908
Non-cash interest expense	340,927	86,614
Non-cash interest income	(72,335)	(16,900)
Loss on disposal of assets	-	36,672
Provision for loss on transfer of assets	-	44,409
Provision for obsolete inventory	-	57,500
Provision for warranty costs	-	15,000
Write-off of note receivable and accrued interest	17,356	-
Provision for loss on notes receivable	2,756	-
Changes in assets and liabilities:
Accounts receivable	52,670	199,708
Inventories	39,076	(204,029)

Prepaid expenses and other current assets	(6,078)	(6,406)
Accounts payable and accrued expenses	(506,620)	507,498
Other current liabilities	(62,517)	70,245
Net cash used in operating activities	(2,929,919)	(1,088,972)

Cash flows from investing activities:
Notes receivable	(29,000)	(43,568)
Purchase of software for resale	-	(31,845)
Acquisition of fixed assets	(2,241)	(106,500)
Net cash used in investing activities	(31,241)	(181,913)

Cash flows from financing activities:
Proceeds from issuance of stock, net	1,820,000	-
Proceeds related to recapitalization	-	1,271,649
Proceeds from notes payable	114,444	-
Repayment of notes	(800,000)	-
Net cash provided by financing activities	1,134,444	1,271,649

Net change in cash	(1,826,716)	764
Cash, beginning of period	1,835,509	159,136

Cash, end of period	$8,793	$159,900

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal nature, except as otherwise disclosed in the accompanying notes to the unaudited condensed consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements as filed on Form 10-KSB for the year ended December 31, 2007. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and has generated net operating losses and negative cash flows from operations since inception. Based on government purchasing programs in which it was selected as a participant, initial responses to sales proposals and other sales activity, the Company believed until recently that it would have begun generating significant revenues from product sales by this time, and that within the next one to two calendar quarters its sales would be sufficient to enable the Company to begin covering its ongoing operating expenses. However, the Company’s sales have not developed at the pace that was previously expected. As a consequence, there is now substantial doubt regarding the Company’s ability to continue to operate as a going concern. The Company is therefore exploring various alternatives, including seeking additional financing (either equity or debt), continuing our business in its current form as an independent company, a sale of a limited portion of our operations (such as intellectual property for our software), a sale of our operations as a whole, or a merger of the Company with another business having greater financial resources. However, any such additional financing (if available at all) is likely to be significantly dilutive to existing stockholders. Furthermore, in the event of a sale of some or all of the Company’s operations, the Company’s creditors would be legally entitled to payment before any consideration would become available for distribution to stockholders. Those liabilities totaled $5,620,449 at September 30, 2008, of which $3,500,000 is secured by the assets of the Company’s operating subsidiary. There can be no assurance that the Company will be able to obtain either financing or a buyer (whether for limited operations or for the Company as a whole) prior to the time that it exhausts its limited remaining resources, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3 - Earnings Per Share

Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic earnings per share is calculated by dividing net income or loss by the weighted average number of outstanding common shares during the period. Diluted earnings per share is calculated by adjusting net income or loss and outstanding shares for all dilutive potential common shares outstanding. Diluted net loss per common share is equal to basic net loss per common share since all potential common shares are anti-dilutive. Potential common shares excluded from diluted net loss per share consist of stock options, convertible debt instruments and warrants. The number of potential common shares, calculated using the treasury stock method, for the three and nine months ended September 30, 2008, is 0 and 126,627, respectively.

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

Note 6 - Notes Receivable

Notes receivable consist of the following demand notes from Aegis Industries Inc. (“AI”), from three employees and from an unrelated third party supplier:

	September 30,	December 31,
	2008	2007
(a) AI, accrues interest at 10%-12% per annum	$-	$1,095,283
(b) Note receivable from employee	128,750	128,750
(c) Note receivable from FastNet	30,000	45,000
(d) Note receivable from employee	15,000	-
(e) Note receivable from employee	14,000	-
Total principal	$187,750	$1,269,033
Accrued interest	16,786	120,185
Reserve	-	(45,803)
Notes receivable, net	$204,536	$1,343,415

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

(b) Note receivable from employee (who is not an executive officer) is due on demand and accrues interest at 5% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 9% per annum. Accrued interest of $13,796 and $8,896 is included in notes receivable at September 30, 2008 and December 31, 2007, respectively.

(c) On November 27, 2007, the Company loaned $45,000 to FastNet, Inc. (“FastNet”), a supplier to the Company. The loan accrues interest at 12% per annum. The loan is collateralized by assets of FastNet, and guaranteed by the majority shareholder of

FastNet, and was due on January 31, 2008. In May 2008, the Company hired FastNet’s majority shareholder as its Vice President of Engineering. Contemporaneously with his hiring, the Company and the majority shareholder of FastNet entered an agreement for forgiveness of the note over time provided that he does not terminate his employment with the Company (and is not terminated by the Company for cause) during that period. Beginning June 1, 2008, 1/12 of the balance of principal and accrued interest as of May 1, 2008 will be forgiven monthly (i.e., $3,941 per month) until the note has been satisfied in full. The forgiveness of the note receivable is recorded as a charge to selling, general and administrative expense in the statement of operations. In addition, the interest accrued in the prior month will be forgiven. Principal and interest in arrears bear interest at 18% per annum. Accrued interest of $1,825 and $503 is included in notes receivable at September 30, 2008 and December 31, 2007, respectively.

(d) Note receivable from employee (who is not an executive officer) is due on demand and accrues interest at 8% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 12% per annum. Accrued interest of $813 is included in notes receivable at September 30, 2008.

(e) Note receivable from employee (who is not an executive officer) is due on demand and accrues interest at 5% per annum; subsequent to demand for payment, principal and interest in arrears accrue interest at 9% per annum. Accrued interest of $352 is included in notes receivable at September 30, 2008.

Note 7 - Notes Payable (including Notes Payable to Shareholder)

Notes payable consists of the following:

	September 30,	December 31,
	2008	2007
(A) Demand notes	$-	$1,000,000
(B) Demand notes	400,000	400,000
(C) Demand note	84,444	-
Accrued interest	64,570	141,618
	$549,014	$1,541,618

(D) Promissory note payable to TKV	$3,500,000	$4,250,000
(E) Promissory notes to shareholder	105,130	75,130
Accrued interest	269,941	91,557
	$3,875,071	$4,416,687

(A) On various dates between November 28, 2006 and March 15, 2007, the Company received loan proceeds in the aggregate amount of $1,000,000. These loans were unsecured and due on demand, and bore interest at a non-default rate of 12% per annum. In connection with the settlement of litigation described in Note 11, effective June 30, 2008 the Company assigned certain notes receivable that the Company held (as described in Note 6 above), having an aggregate principal balance of $1,095,283, to the holder of these notes payable in full satisfaction of the notes payable (including accrued interest). As part of that assignment, the holder of the notes payable also assumed approximately $47,000 in accounts payable due from the Company to AI. Interest of $113,081 is included in notes payable at December 31, 2007; all interest on the notes was satisfied in the foregoing assignment as of September 30, 2008.

(B) During the period May 4, 2007 through August 24, 2007, the Company received loan proceeds totaling $400,000. The notes are unsecured and accrue interest at the rate of 12% per annum. Any payment of principal and interest in arrears bears interest at 30% per annum. Accrued interest of $64,570 and $28,537 is included in loans payable at September 30, 2008 and December 31, 2007, respectively.

(C) During September 2008 the Company entered into an agreement with a shareholder and officer of the Company. This loan was secured by sales orders of the Company totaling $84,444 and bears an interest rate of 10%.

(D) Secured note, as amended, payable to TKV in conjunction with the acquisition of Z5 on September 13, 2007, bearing interest at 5% per annum. The note is guaranteed by Fortified DataCom and collateralized by Fortified DataCom’s assets. TKV and the Company have entered into three Note Modification Agreements to revise the payment schedule thereunder, the most recent of which was entered into as of May 14, 2008. Pursuant to the first and second Note Modification Agreements, which were entered into at times that there were past-due payments outstanding under the note, TKV also waived the Company’s failure to make all past-due payments on a timely basis (although no acceleration notice had previously been given by TKV). No other terms of the note were amended.

Pursuant to the note as currently modified, which is explained in greater detail in the Subsequent Events section below, the remaining principal balance of the Note and interest accrued under the Note are due on the following schedule:

  $1,000,000 on or before December 15, 2008
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

Accrued interest of $245,087 and $73,472 is included in promissory notes payable at September 30, 2008 and December 31, 2007, respectively.

(E) During 2006, the Company received loan proceeds from an officer and shareholder of the Company totaling $170,130. The amount was due under an unsecured promissory note payable to an officer of the Company on December 31, 2007 or upon an equity raise of $1 million, if earlier. The principal amount bears interest at 12% per annum. $95,000 of principal was repaid during 2007. In September of 2008 the Company received an additional $30,000 in loan proceeds under a demand promissory note from the same officer and shareholder of the Company. The note is due on demand any time on or after December 15, 2008 and bears interest at 12% per annum. This results in the total principal outstanding to the officer and shareholder to $105,130 at September 30, 2008. Accrued interest of $24,854 and $18,085 is included in promissory notes payable at September 30, 2008 and December 31, 2007, respectively.

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

The principal amount bears interest at 12% per annum. At any time that the principal and accrued interest remains outstanding, the lender of each note has the right to convert such principal and accrued interest into shares of the Company’s common stock at a rate of $0.50 per share, which was less than the fair value of the Company’s common stock on the date of issue. Accrued interest of $114,427 and $64,225 is included in convertible notes payable at September 30, 2008 and December 31, 2007, respectively.

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

Note 9 - Capital Stock

At September 30, 2008, the Company had 200,000,000 shares authorized, at a par value of $.001 per share, of which 103,069,105 shares were issued and outstanding.

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

Note 10 - Stock Based Compensation

The Company’s stock option plan, adopted on September 13, 2007, allows the board of directors to grant incentives to employees, directors and consultants in the form of incentive stock options (ISOs); nonqualified stock options; stock appreciation rights (SARs); and restricted and unrestricted stock awards. Stock awards under the Company’s plan are granted at prices which are no less than the fair market price of the stock on the date of grant. ISO grants and SAR’s granted to ten percent shareholders, however, are issued at 110% of fair market value. Options granted under this plan can be time based or performance based options and vesting varies accordingly. Options under this plan expire ten years from the date of grant. Compensation expense recognized in the Statement of Operations during the three and nine months ended September 30, 2008 amounted to $(6,239) and $248,076, respectively. The reduction in compensation expense for the three months ended September 30, 2008 resulted from forfeitures of unvested options by employees who left the Company.

The fair value of each option award granted is estimated on the date of grant, subject to remeasurement for non-employees, using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Nine Months
Ended September 30, 2008
Expected life	2.5 – 3.5 years
Expected volatility	82.53%-121.21%
Risk-free interest rate	2.51%-2.90%
Dividend yield	0%

The expected life of options was estimated using the simplified method described in SAB 107, which is based on the vesting period and contractual term for each grant, or for each vesting-tranche for awards with graded vesting. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility pre-Merger was based on an index, and post-Merger is based on volatility of the Company’s stock. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the options. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The status of the Company’s stock option plan at September 30, 2008 is summarized as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Under Option	Exercise Price	Contractual
	(000’s)	per Share	Term in Years
Outstanding, January 1, 2008	10,605	$.52	4.54
Granted	1,520	$.21	4.58
Exercised	-	-	-
Canceled or Forfeited	2,018	$.54	-
Outstanding September 30, 2008	10,107	$.47	3.91

On March 28, 2008, 520,000 stock options were granted. The weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $.13 per share. The options were immediately vested upon grant. On May 15, 2008, 1,000,000 stock options were issued. The weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $.14 per share. The options vest ratably over a three year period. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $.02 per share at September 30, 2008, which would have been received from the option holders had those option holders exercised their options as of that date.

The following table summarizes information about stock options outstanding at September 30, 2008:

		Weighted Average
	Number	Remaining	Number
	Outstanding	Contractual Life	Exercisable
Exercise Prices	(000’s)	(Years)	(000’s)
$.28	2,179	3.3	2,179
$.41	2,053	3.9	2,053
$.76	2,000	4.0	-
$.77	1,105	4.0	-
$.45	1,500	4.1	-
$.26	270	4.5	270
$.18	1,000	4.6	-

As of September 30, 2008, there was approximately $425,000 of total unrecognized compensation cost that remains to be amortized over the remaining vesting period.

Note 11 - Commitments and Contingencies

The Company presently leases approximately 150 square feet of office space in Norwalk, Connecticut for the Company’s headquarters under a lease that expires in April 2009. In addition, the Company leases 1,000 square feet in Alexandria, Virginia through January, 2009.

Rent expense charged to operations amounted to $54,900 and $157,500 for the three and nine months ended September 30, 2008 and $21,000 for both the three and nine months ended September 30, 2007. Future minimum lease payments as of September 30, 2008 are approximately $32,000.

On or about June 8, 2007, Aegis Industries, Inc., (a privately held Delaware Corporation) (“AI”) filed an action against Fortified, two of its directors and several other additional parties in the Second Judicial District Court, County of Washoe, State of Nevada (the “Court”), in which the plaintiffs alleged claims for (among other claims) breach of contract related to a non-binding letter of intent entered into by AI and Fortified in November 2006. By stipulation of the parties, the Court entered orders of dismissal, dismissing Fortified and each of its directors from the litigation as of July 18, 2008 and July 25, 2008 respectively. The dismissals did not include a legal release of the plaintiffs’ claims and were without prejudice to the right of the plaintiffs to re-assert the same claims in the future, but the Company has been given no reason to believe the plaintiffs intend to re-assert those or any other claims. Please refer to Note 6(a).

In addition, the Company is involved in various claims in the ordinary course of business. The Company’s management believes that the amounts of such claims are not material and as such, no amounts have been accrued for legal matters in the accompanying financial statements as of September 30, 2008 and December 31, 2007.

Note 12 - Related Party Transactions

Management Fees. During the three and nine months ended September 30, 2007, the Company paid management fees totaling $14,000 and $64,000, respectively, to a company controlled by a director and former officer of the Company. There were no such payments made in the three and nine months ended September 30, 2008.

The Company has entered into numerous related party transactions that are fully disclosed in Notes 1,6,7 and 9.

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

Note 14 - Subsequent Events

On October 2, 2008, the Company entered into a non-binding letter of intent with Grand Investigative Services Corporation. The completion of the transactions contemplated by this letter of intent are subject to the negotiation and execution of definitive agreements, as well as due diligence by both parties. There can be no assurance that negotiations will lead to the execution of definitive agreements or that the transactions will be completed following the execution of the agreements.

The letter of intent provides that the parties will commence negotiations of an acquisition by the Company (via a merger with a Company subsidiary) of all of the existing capital stock of Grand ISS in consideration of the issuance of 75,000,000 shares of Company common stock and the issuance of a convertible promissory note in principal amount of $12,500,000 which will be later converted to shares of the Company common stock.

The proposed transaction will require that the following steps will have been accomplished prior to the closing: (a) the conversion by TKV of $1,300,000 of the Company’s outstanding indebtedness to common stock of the Company, (b) the sale by the Company of its wholly-owned subsidiary, Fortified Data Communications, Inc., to Fortified Acquisition Corp. (“FAC”) in consideration of the assumption of all of the Company’s remaining debt to TKV ($2,200,000), the assumption of approximately $250,000 of current trade-debt, $50,000 in cash and a $150,000 promissory note and (c) the relinquishing by certain shareholders of a total of approximately 88,630,800 shares of Company common stock.

On November 10, 2008, Brendan T. Reilly submitted his resignation from his positions as Chairman and Chief Executive Officer of Fortified Holdings Corp. (the “Company”) effective November 10, 2008.

On November 10, 2008, Dennis Mee submitted his resignation as a Director of the Company effective November 10, 2008.

On November, 13, the Company’s Board of Directors voted to approve the appointment of Steven Cooper as interim Chief Executive Officer of the Company. Mr. Cooper currently serves as President and a Director of the Company.

On November 10, 2008, the Company failed to make a timely payment of One Million Dollars ($1,000,000) in principal due under that certain Term Loan Note dated September 13, 2007, as amended (the “Note”) payable to Thomas Keenan Ventures, LLC (“TKV”), with a remaining balance due of Three Million Five Hundred Thousand Dollars ($3,500,000). The failure to timely make such payment is an event of default under the Note. TKV is controlled by Brendan T. Reilly, who, prior to his resignation effective November 10, 2008, was the Chairman of the Board of Directors and Chief Executive Officer of the Company.

On November 14, 2008, the Company and TKV entered into the Fourth Note Modification Agreement pursuant to which TKV agreed to extend the due date for such One Million Dollar ($1,000,000) principal payment under the Note until December 15, 2008. In consideration therefore, the Company agreed to issue to TKV shares of its common stock with a value equal to Fifty Thousand Dollars ($50,000) based on the closing price of the Company’s shares on the date of the default ($0.01) . Therefore, the Company will issue Five Million (5,000,000) shares of its common stock to TKV.

In addition, on November 14, 2008, pursuant to an authorization approved by the Board of Directors on October 2, 2008, the Company and TKV entered into a Note Conversion and Modification Agreement whereby TKV converted One Million Three Hundred Thousand Dollars ($1,300,000) of principal amount of the Note into shares of common stock at the closing price on October 2, 2008. Based on a closing price of $0.0199, the Company will issue Sixty Five Million Three Hundred Twenty Six Thousand Six Hundred Thirty Three (65,326,633) shares of its common stock to TKV. As a result of such conversion, the remaining principal amount due under the Note has been reduced from Three Million Five Hundred Thousand Dollars ($3,500,000) to Two Million Two Hundred Thousand Dollars ($2,200,000).

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

Overview

Fortified Holdings Corp. (“we”, “Fortified” or the “Company”) has been working to establish itself as a leading provider of a variety of deployable products used for field-based Emergency Management and Critical Incident Response by law enforcement, first responders, the military, the private security industry, humanitarian relief organizations and others who respond to “critical incidents”. Within this market, we have focused to date especially (but not exclusively) on so-called Command, Control, Communications and Compute, Intelligence, Surveillance and Reconnaissance (“C4ISR”) products.

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

Our ability to conduct acquisitions, and to a lesser extent our ability to engage in internal product development, is dependent on our raising additional capital through one or more private placements of our common stock, as described below under “Liquidity and Capital Resources”. During the nine months ended September 30, 2008, we raised gross proceeds of $1.28 million in one such private placement (of which $200,000 was invested by one of our executive officers).

Prior to our acquisition of Z5 in September 2007, we had minimal operations, and consequently the acquisition of Z5 has been accounted for as a recapitalization of Z5. In this Report, unless the context indicates to the contrary, the term “we” includes the business operations of Z5 prior to its acquisition by Fortified.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2008
Compared to Results of Operations for the Three and Nine Month Periods Ended September 30, 2007

Since inception, we have operated at a loss. In early 2006, we were primarily engaged in organizational activity including product development, negotiating vendor contracts, engaging and developing our initial customer base, and recruiting and managing staff. Our first products shipped in the third calendar quarter of 2006, to the City of New Orleans Police Department, and sales of military products began during the fourth calendar quarter of 2006. Total sales for 2006 were approximately $671,000. During 2007 we returned our focus to the development and release of next generation products to correct performance and reliability issues. Those efforts were further delayed during 2007 while we worked to complete Fortified’s acquisition of Z5 and obtain funding necessary for our operations. Consequently, sales during 2007 were limited, totaling approximately $156,000 for the year. We resumed our sales efforts near the end of 2007. Recognized revenues remain low during the first nine months of 2008 due to the current stage of our business. As a corollary, the relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein are not reflective of the relationships between those figures that we expect in the future once we achieve a higher volume of sales.

Sales. Our sales during the quarter ended September 30, 2008 were approximately $88,000, and our sales during the nine months ended September 30, 2008 were approximately $348,000. Portions of the revenue in both periods – particularly in the first three months of 2008 – consisted of revenue that was deferred in 2007 and subsequently recognized in the current period, and correspondingly revenue was reduced by amounts required to be deferred and recognized only in subsequent periods. On a pro forma basis excluding recognition of those previously-deferred amounts and excluding the effect of those revenue deferrals, revenue during the quarter ended March 31, 2008 would have been $96,000, revenue during the quarter ended June 30, 2008 would have been $137,000, and revenue during the quarter ended September 30, 2008 would have been $58,000. In contrast, we recorded $59,000, zero, and $25,000 in sales during the three month periods ended March 31, June 30, and September 30, 2007, respectively.

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

Gross Profit and Margin. Our cost of goods sold consists primarily of direct costs of the manufactured units. Gross profit for the quarter ended September 30, 2008 was approximately $51,000, representing a gross margin of 58%. Gross profit for the nine month period ended September 30, 2008 was approximately $147,000, representing a gross margin of 42%. The higher gross margin rates of the current quarter are largely due to the mix of higher-margin products that were sold. Currently, while our sales volumes remain low, our percentage margin may be subject to wide fluctuations depending on product mix and other factors; we believe that once our volumes reach higher levels the percentage margin will be less susceptible to change based on individual sales transactions and will stabilize modestly above the levels recorded in the first nine months of 2008.

Comparing the corresponding quarter of 2007, sales were approximately $25,000, while gross margins were negative. For the nine months ended September 30, 2007, we recorded sales of approximately $84,000, while gross margins were negative. Negative margins for those periods were driven by an upgrade program that has not been billed, combined with additional warranty and obsolescence reserves stemming from the rollout of the new NOMAD C4 design.

Gross profit for the nine month period of this year constitutes an increase of approximately $306,000 over the negative gross profit recorded in the first nine months of 2007. The substantial increase in gross profit is a consequence of the increase in total sales volume during the period.

Operating Expense. We recorded total operating expense of approximately $836,000 for the quarter ended September 30, 2008. The operating expense for the current-year quarter represents a decrease of approximately $699,000 or 46% less than the levels recorded in the corresponding three-month period of 2007. Selling, General & Administrative costs decreased from approximately $932,000 to $545,000 in gross dollar terms from the year-earlier period. In addition, Professional and Consulting fees also dropped from the corresponding three-month period of 2007, from approximately $469,000 to $118,000.

In the second quarter, we took significant steps to reduce our operating expenses and conserve cash while we work to build our sales to a sustainable level. These steps included elimination of a number of personnel positions, temporary reductions in the compensation paid to certain other employees (including our CEO, who is currently not receiving any salary, and certain other senior officers), and significant curtailment of research and development efforts. Those reductions continued to be in effect for the current quarter.

For the nine months ended September 30, 2008, total operating expense was approximately $2,895,000. This figure represents an increase of approximately $430,000 over the operating expense recorded in the corresponding period of 2007. The majority of that increase occurred in the first quarter of this year, prior to our significant steps to reduce operating expenses as described above.

The Company issues stock options to employees and non-employees. Fair value of the options for non-employees is remeasured at each reporting date and compensation expense being amortized is adjusted accordingly. The aggregate non-cash compensation expense to be recognized in the future for awards issued to employees is approximately $425,000, which will be recognized through 2011. We expect to continue issuing stock options as an important component of incentive compensation. Stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

Interest Expense. During the quarter ended September 30, 2008, interest expense (net) increased to approximately $81,000 from $79,000 in the corresponding period of 2007, and for or the nine month period ended September 30, 2008, interest expense (net) increased to approximately $276,000 from $89,000 in the corresponding period of 2007. These increases reflects a significant increase in borrowing over the course of 2007, as we conducted multiple bridge note borrowings in order to fund operations prior to the closing of the acquisition of Z5 and thereafter until we received proceeds from the equity offerings conducted in the fourth quarter of 2007 and in 2008. A portion of those borrowings remain outstanding currently. In addition, we issued a $5.0 million promissory note in September 2007 as part of the consideration paid for our acquisition of Z5. A principal balance of $3.5 million remained outstanding on that Note as of September 30, 2008. Although no interest has been paid in cash on that Note, interest expense has been accrued.

Liquidity and Capital Resources

Cash. At September 30, 2008, we had approximately $9,000 in cash and cash equivalents. This figure represents a net reduction in cash of approximately $704,000 during the quarter and a reduction of approximately $1,827,000 during the first nine months of 2008, down from approximately $713,000 at June 30, 2008, approximately $993,000 at March 31, 2008 and approximately $1,836,000 at December 31, 2007. In comparison, at September 30, 2007, cash and cash equivalents were approximately $160,000.

For the nine months ended September 30, 2008, our operating activities used approximately $2,930,000 of cash, compared to approximately $1,089,000 of cash used in operating activities during the corresponding period of 2007. Primary uses of cash during the 2008 period included cash costs associated with cash based operating expenses outlined above and with reductions of accounts payable, accrued expenses and other current liabilities totaling $569,000. The net loss was offset in part by non-cash expense associated with stock-based compensation and interest expense that was accrued but not paid in cash during the period. During the nine month 2007 period, operating cash flows reflected a net loss of approximately $2,713,000 plus an increase in inventory of $204,000, which were largely offset by non-cash expense associated with stock-based compensation of $817,000, a significant net increase in accounts payable, accrued expenses and other current liabilities of $578,000 and net decrease (through collections) of accounts receivable of $200,000.

Cash used in investing activities during the nine months ended September 30, 2008 was $31,000 verses $182,000 for the corresponding period of 2007. The decrease was primarily due to a reduction in the purchase of fixed assets.

Cash flows from financing activities provided a net of $1,134,000 during the nine month period ended September 30, 2008, reflecting net proceeds of a private placements of our common stock during the period yielding an aggregate $1,820,000 and additional proceeds from notes payable of $114,000, offset by $800,000 in repayment of notes payable. During the corresponding period of 2007, financing activities yielded $1,272,000 proceeds from the recapitalization of the Company.

Notes Payable and Notes Receivable. Upon the Merger with Z5 in September 2007, the Company issued a promissory note for $5,000,000 to TKV, as the sole member of Z5 (the “TKV Note”). The TKV Note is guaranteed by our operating subsidiary, Fortified DataCom, and is secured by substantially all of Fortified DataCom’s assets. Under the TKV Note’s original terms, principal was payable in several installments, with the final installment due March 31, 2008. Due to our inability to pay all of the installments when due, the TKV Note has been amended four times to extend the payment dates. Under the latest amendment, entered into on November 10, 2008, the balance of $3,500,000 remaining outstanding at the date of balance sheet in this report will come due on various dates between December 15, 2008 and July 1, 2009, as follows:

  $1,000,000 on or before December 15, 2008
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

We made the payment due on July 1, 2008 with our existing cash resources, and had $588,000 in cash remaining after that payment. We were unable to make the payments due on November 1, 2008. Subsequently, we entered into an agreement with TKV to extend the deadline to make the November 1 payment until December 15, 2008. In consideration of that extension, we issued 5,000,000 shares of common stock to TKV as explained above the subsequent events section.

Our ability to make the payments due on December 15, 2008 and thereafter remain dependent on how rapidly we are able to execute on our sales efforts and, potentially, on our ability to raise additional outside funding. If we are unable to generate sufficient cash through a combination of our sales and outside funding prior to each of those due dates, we anticipate that we would be required to negotiate with TKV to amend the Note again to extend the due date for some or all of the remaining principal and for the accrued interest. However, TKV is under no obligation to agree to such an extension; moreover, it is possible that (unlike the previous four amendments) TKV could impose additional requirements as a condition to such an extension, such as but not limited to an increase in the interest rate or payment of some separate consideration. As noted above, the TKV Note is guaranteed by our operating subsidiary, Fortified Data Communications, Inc., and is secured by substantially all of the assets of Fortified Data Communications. If TKV were to foreclose on that security interest, we would likely be forced to seek bankruptcy protection or cease operations.

During 2006, the Company issued a $170,130 note payable to an affiliate, due December 31, 2007, in consideration of funds loaned to the Company. $95,000 of that note was repaid during 2007 and $30,000 additional funds were loaned to the Company during September of 2008. The principal balance outstanding at September 30, 2008 is $105,130.

Liquidity. As noted above, as of September 30, 2008, we had approximately $9,000 in cash and cash equivalents. We generated a net loss (including non-cash items) of approximately $866,000 during the quarter ended September 30, 2008. The net loss of the current quarter is slightly lower than our net loss in the quarter ended June 30, 2008 of approximately $913,000. The lowering of the loss during the current period reflects cost cutting measures described above taken in the past six months to conserve cash. While the net loss of the current quarter is smaller than the net loss of the previous two quarters, the loss during the current period remains substantial.

The foregoing reductions between the second quarter and the third quarter of 2008 in both our net loss and our cash loss reflect numerous and material cost reductions that we have made from late in the first quarter through the present time in an effort to reduce our cost structure and thereby preserve our remaining cash resources. We undertook those steps in the expectation that our sales were developing within a timeframe that would enable us to generate material revenues and cashflow from operations by the third calendar quarter of 2008, and to begin generating sufficient cashflow from operations to cover our operating costs (as reduced by those cost-cutting actions) by the fourth calendar quarter of 2008. As discussed in the following paragraphs, we no longer believe that our sales will grow sufficiently to enable us to cover our operating costs, even with those reductions, prior to the time we exhaust our existing cash resources. As a consequence, there is now substantial doubt regarding our ability to continue to operate as a going concern.

Since December 31, 2007, we have received contracts and orders in excess of $2,500,000. As expected, the larger contracts included in that figure were scheduled to result in product deliveries over an extended period. Nonetheless, it had been management’s belief that the delivery schedule under these contracts and additional sales contracts anticipated in the near future would enable the Company to generate revenue from operations adequate to cover ongoing expenses prior to the time that we exhaust our existing cash resources. However, there have subsequently occurred a variety of factors that have caused further, unanticipated delays in product deliveries (such as delays in subcontracts being issued by prime contractors, and third-party protests of government contracts awarded to us). As a consequence of the continued delay in product deliveries beyond the timeframe previously anticipated, and the resultant delay in anticipated collections from customers, there is now substantial doubt regarding our ability to continue to operate using only our existing capital resources.

We are now pursuing a variety of alternatives, including seeking to raise additional capital (either equity, debt or a hybrid), a sale of some or all of our existing operations to raise cash, continuing our business in its current form as an independent company, a sale of the Company as a whole, or a merger of the Company with another business having greater financial resources. As described elsewhere in this report, we raised approximately $1.28 million (net of cash fees) from a private placement of our equity in May 2008. (Our former CEO participated in this private placement, investing $200,000 of the total.) The equity sold in that placement was priced at $.20 per share (if no value is ascribed to the warrants included in the placement). Since that time, however, the market price of our stock has fluctuated dramatically; from a high during the quarter on July 25, 2008, when our shares closed at $0.14 in Over-the-Counter trading, subsequently reaching a low on September 30, 2008, of $0.02. Our ability to raise additional capital through sales of equity or equity-linked securities such as convertible debt is likely to be limited while our stock price remains in its current range, and in all events any sale of equity or equity-linked securities with the stock price in its current range would be significantly dilutive to existing holders.

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

On October 2, 2008, the Company entered into a non-binding letter of intent with Grand Investigative Services Corporation. The completion of the transactions contemplated by this letter of intent are subject to the negotiation and execution of definitive agreements, as well as due diligence by both parties. There can be no assurance that negotiations will lead to the execution of definitive agreements or that the transactions will be completed following the execution of the agreements.

The letter of intent provides that the parties will commence negotiations of an acquisition by the Company (via a merger with a Company subsidiary) of all of the existing capital stock of Grand ISS in consideration of the issuance of 75,000,000 shares of Company common stock and the issuance of a convertible promissory note in principal amount of $12,500,000 which will be later converted to shares of the Company common stock.

The proposed transaction will require that the following steps will have been accomplished prior to the closing: (a) the conversion by TKV of $1,300,000 of the Company’s outstanding indebtedness to common stock of the Company, (b) the sale by the Company of its wholly-owned subsidiary, Fortified Data Communications, Inc., to Fortified Acquisition Corp. (“FAC”) in consideration of the assumption of all of the Company’s remaining debt to TKV ($2,200,000), the assumption of approximately $250,000 of current trade-debt, $50,000 in cash and a $150,000 promissory note and (c) the relinquishing by certain shareholders of a total of approximately 88,630,800 shares of Company common stock.

It should be noted that, in the event of any such sale, it is likely we would be obligated to satisfy our existing liabilities before any consideration became available for distribution to our stockholders. At September 30, 2008, we had $5,620,000 in total liabilities, principally in the form of notes payable. Moreover, the largest of those notes payable, the TKV Note, is secured by substantially all of the assets of our operating subsidiary, which provides the lender under the TKV Note a claim to those assets or their proceeds ahead of the claims of other creditors and ahead of the rights of the company’s stockholders.

While, as stated above, the Company is undertaking significant efforts either to obtain sufficient capital to continue its operations or to engage in a strategic transaction with a third party, there can be no assurance that we will succeed in achieving either of these objectives. For this reason, there is a substantial risk that we will be forced to cease operations in the near future.

Capital Expenditures

There were capital expenditures in the amount of $2,000 in the nine months ended September 30, 2008. Capital expenditures in the corresponding period of 2007 totaled $107,000. We anticipate keeping capital expenditure costs to a minimum until the Company turns cash flow positive.

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue may be subject to fluctuation due to government and commercial purchasing cycles. In particular, the U.S. Government’s fiscal year ends on September 30 of each year. Any orders expected to be received around that timeframe may experience delays. In addition, the U.S Government reacts slowly to new procurements during the quarter following the September 30 fiscal year-end. Certain of our current sales contracts and orders with anticipated delivery dates in the next 90 days are with U.S. Government entities, and delivery may experience delays.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective due to the fact that we lack sufficient internal accounting personnel and segregation of duties necessary to ensure that an adequate review of the financial statements and notes thereto is performed and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, all in a manner that allows timely decisions regarding required disclosure. We are undertaking planning and actions to provide effective disclosure controls and procedures in the future.

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

In connection with the preparation and filing of this Quarterly Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended. Based on the evaluation, management concluded that it did not have effective disclosure controls and procedures as of September 30, 2008, due to the effect of the material weaknesses described below (as similarly incorporated in our Form 10-KSB/A for the period ended December 31, 2007).

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on the evaluation, management concluded that it did not have effective internal control over financial reporting. The Company has identified the material weaknesses noted below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

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

The Company is a non-accelerated filer. Accordingly, while this quarterly report does not require an attestation report by the registered public accounting firm regarding internal control over financial reporting, management is required to assess and report on its evaluation of the effectiveness of internal controls over financial reporting as of September 30, 2008. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report. The Company was a shell company until September, 2007. Subsequently, management began to design and implement internal controls as required under the Sarbanes-Oxley Act of 2002.

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

Because of the material weaknesses described above, management believes that, as of September 30, 2008, we did not maintain effective internal control over financial reporting based on the COSO criteria. Nevertheless, management believes that the consolidated financial statements in this Annual Report on Form 10- Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the United States of America.

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

By stipulation of the parties, the Court entered an order dismissing Fortified from the litigation as of July 18, 2008, and a separate Order dismissing its two directors from the litigation as of July 25, 2008. The dismissals did not include a legal release of the plaintiffs’ claims and were without prejudice to the right of the plaintiffs to re-assert the same claims in the future, but we have not been given any reason to believe the plaintiffs intend to re-assert those or any other claims. Additional details about this event are described above in Note 11, Accounts Payable.

On or about October 22, 2008, Rajant Corporation, a privately held Deleware Corporation (Rajant) filed an action against Fortified and Z5 Technologies in the Court of Common Pleas, Chester County, State of Pennsylvania. Plaintiffs alleged claims for, among other claims, breach of contract related to a Strategic Alliance and Reseller Agreement dated as of November 16, 2006 between it and Z5 Technologies (a predecessor of Fortified. The Company believes that the suit is without merit and is preparing the appropriate pleadings in answer of the complaint. Further, the Company believes that any liability that may result will not have any material effect on the Company.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

ITEM 5. OTHER INFORMATION.

There have been no changes made during the quarter ended September 30, 2008 to the method by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

2.1	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

2.2	Articles of Merger, filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 3, 2007.

2.3	Letter Agreement, incorporated by reference to Exhibit 2.2 on Form 8-K filed September 19, 2007.

3.1	Articles of Incorporation, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

3.2	By-laws, incorporated by reference to the Exhibits filed with our Registration Statement on Form SB-2 filed on February 17, 2005, SEC File Number 333-122870.

31.1	Certification of Fortified Holdings Corp. Interim Chief Executive Officer, Steven Cooper, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 19, 2008. FILED HEREWITH.

31.2	Certification of Fortified Holdings Corp. Chief Financial Officer Kirk Hanson, required by Rule 13a-14(a) or Rule 15d- 14(a), dated November 19, 2008. FILED HEREWITH.

32.1
Certification of Fortified Holdings Corp. Interim Chief Executive Officer, Steven Cooper, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated November 19, 2008. FILED HEREWITH.

32.2
Certification of Fortified Holdings Corp. Chief Financial Officer, Kirk Hanson, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated November 19, 2008. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008

FORTIFIED HOLDINGS CORP.

By:	/s/ Steven Cooper
Steven Cooper
Interim Chief Executive Officer

By:	/s/ Kirk Hanson
Kirk Hanson
Chief Financial Officer